Form 10-Q
period 1996-12-31
FIRST USA PAYMENTECH INC
filed 1997-02-12
CIK 1005759

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  December 31, 1996
                                     --------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                Commission file number           1-14224
                                       --------------------

                           First USA Paymentech, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                      75-2634185
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)


1601 Elm Street, 8th Floor, Dallas, Texas                         75201
--------------------------------------------------------------------------------
(address of principal executive offices)                       (Zip Code)


Registrant's Telephone Number, including area code  214-849-2000
                                                   ----------------

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at January 31, 1997
-----------------------------------        -------------------------------------
Common Stock, $.01 par value                       34,943,265 shares

                           FIRST USA PAYMENTECH, INC.

                           FORM 10-Q QUARTERLY REPORT

                                Table of Contents
                                -----------------

PART I.         F I N A N C I A L   I N F O R M A T I O N                                                   Page
                                                                                                            ----
      Item 1.   Financial Statements.

                Condensed Consolidated Balance Sheets -
                December 31, 1996 (Unaudited) and June 30, 1996............................................    3

                Condensed Consolidated Statements of Income (Unaudited) -
                Three and Six Months Ended December 31, 1996 and 1995......................................    4

                Condensed Consolidated Statements of Cash Flows (Unaudited) -
                Six Months Ended December 31, 1996 and 1995................................................    5

                Notes to Interim Condensed Consolidated Financial
                Statements (Unaudited).....................................................................    6


      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............................................    8



PART II.        O T H E R   I N F O R M A T I O N

      Item 1.   Legal Proceedings..........................................................................   11

      Item 2.   Changes in Securities......................................................................   11

      Item 4.   Submission of Matters to a Vote of Security Holders........................................   12

      Item 6.   Exhibits and Reports on Form 8-K

                Index of Exhibits..........................................................................   13
                Reports on Form 8-K........................................................................   13

      Signatures...........................................................................................   14

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                                                 December 31,         June 30,
                                                                                                     1996               1996
                                                                                                --------------    --------------
                                                                                                  (Unaudited)
                                                  ASSETS
Current assets:
    Cash and cash equivalents................................................................       $  69,930         $ 105,804
    Receivables..............................................................................          37,032            25,952
    Credit card loans, net...................................................................          12,107             7,012
    Terminal inventories.....................................................................           6,678             3,747
    Prepaid expenses and other current assets................................................          10,025             7,618
                                                                                                --------------    --------------
        Total current assets.................................................................         135,772           150,133
Investments, at cost (market value of $11,619 and $12,315 at December 31
    and June 30, 1996, respectively) ........................................................          11,561            12,379
Property and equipment, net .................................................................          37,604            30,344
Purchased merchant portfolios, net...........................................................          76,035            26,519
Goodwill, net................................................................................         230,926            62,375
Other assets.................................................................................           7,663             8,471
                                                                                                --------------    --------------
                                                                                                    $ 499,561         $ 290,221
                                                                                                ==============    ==============
                                   LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable.........................................................................      $   66,555        $   16,051
    Other accrued expenses...................................................................          25,924            11,455
    Merchant deposits........................................................................          17,481            18,353
    Interest-bearing deposits................................................................          11,540             5,335
    Accrued assessments......................................................................           9,182             7,273
                                                                                                --------------    --------------
        Total current liabilities............................................................         130,682            58,467
Loan payable to First USA....................................................................          25,000               --
Bank notes, interest-bearing deposits and other borrowings...................................          10,285               690
Stockholders  equity:
    Common stock, $0.01 par value, 200,000,000 shares authorized, 34,719,501 and
       31,701,081 issued and outstanding at December 31 and June 30, 1996,
       respectively..........................................................................             347               317
    Additional paid-in capital...............................................................         307,821           210,433
    Retained earnings........................................................................          25,426            20,314
                                                                                                --------------    --------------
                                                                                                      333,594           231,064
                                                                                                --------------    --------------
                                                                                                    $ 499,561         $ 290,221
                                                                                                ==============    ==============

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)



                                                                      Three Months Ended                  Six Months Ended
                                                                         December 31,                       December 31,
                                                                --------------------------------    ------------------------------
                                                                    1996              1995              1996             1995
                                                                -------------     --------------    -------------     ------------
Net revenue.................................................        $ 50,406           $ 31,936         $ 90,040         $ 55,761
Operating expenses:
         Salaries and employee benefits.....................          12,015              9,473           23,705           17,763
         Data processing and communications.................          10,094              7,231           18,897           13,147
         Depreciation and amortization......................           5,060              1,697            8,684            3,209
         Occupancy and equipment............................           1,917              1,534            3,979            2,938
         Other..............................................           5,974              5,134           11,192           10,858
         Merger, integration and impairment.................              --                 --           15,544               --
                                                                -------------     --------------    -------------     ------------
            Total operating expenses........................          35,060             25,069           82,001           47,915
                                                                -------------     --------------    -------------     ------------
                  Income from operations....................          15,346              6,867            8,039            7,846
Net interest income (expense)...............................             (57)               262            1,192              540
                                                                -------------     --------------    -------------     ------------
                  Income before income taxes ...............          15,289              7,129            9,231            8,386
Income tax provision........................................           6,893              2,884            4,119            3,452
                                                                -------------     --------------    -------------     ------------
                  Net income................................        $  8,396           $  4,245         $  5,112         $  4,934
                                                                =============     ==============    =============     ============
Net income per share........................................        $   0.26           $   0.17         $   0.16         $   0.20

                                                                =============     ==============    =============     ============
Weighted average common shares outstanding..................          32,522             24,411           32,322           24,411
                                                                =============     ==============    =============     ============

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                                                                         Six Months Ended
                                                                                                            December 31,
                                                                                                ---------------------------------
                                                                                                       1996             1995
                                                                                                ---------------  ----------------
Operating Activities
         Net income.............................................................................   $    5,112        $    4,934
         Adjustments to reconcile net income to net cash provided by operating activities:
                Non-cash portion of merger, integration and impairment charge...................        7,497               --
                Provision for depreciation and amortization.....................................        8,684             3,209
                Changes in operating assets and liabilities:
                     Receivables................................................................       (6,094)           (1,875)
                     Accounts payable and accrued expenses .....................................       50,291            11,706
                     Purchase of terminal inventories...........................................       (2,898)             (576)
                     Accrued assessments........................................................        1,909             1,264
                     Merchant deposits..........................................................       (1,582)            2,873
                     Other operating activities.................................................       (2,378)           (3,296)
                                                                                                ---------------  ----------------
                                 Net cash provided by operating activities......................       60,541            18,239
Investing Activities
         Purchases of merchant portfolios, processing services and other acquisitions...........     (199,428)          (39,118)
         Purchases of property and equipment....................................................      (11,911)          (12,348)
         Maturities (purchases) of investments..................................................          818            (2,500)
                                                                                                ---------------  ----------------
                                 Net cash used by investing activities..........................     (210,521)          (53,966)
Financing Activities
        Issuance of common stock, net ..........................................................       97,418               --
        Note payable to First USA...............................................................       25,000            49,673
        Notes payable...........................................................................      (23,444)              --
        Capital contribution from First USA.....................................................          --             16,140
        Repayments to First USA.................................................................          --            (13,046)
        Issuance of interest bearing deposits ..................................................        6,205               --
        Increase in bank notes and other borrowings.............................................        8,927               --
                                                                                                ---------------  ----------------
                                 Net cash provided by financing activities......................      114,106            52,767
                                                                                                ---------------  ----------------
                                 Increase (decrease) in cash and cash equivalents...............      (35,874)           17,040
Cash and cash equivalents at beginning of year..................................................      105,804             4,623
                                                                                                ---------------  ----------------
                                  Cash and cash equivalents at end of year......................   $   69,930        $   21,663
                                                                                                ===============  ================

                             See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

  First USA Paymentech, Inc. (the "Company"), a 57%-owned indirect subsidiary of First USA, Inc. ("First USA") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions. According to published industry sources, the Company is the third largest payment processor of credit and debit card transactions in the United States. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods. Through its subsidiary GENSAR Holdings Inc. ("GENSAR"), the Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. During the six months ended December 31, 1996, the Company processed approximately $20.1 billion in sales volume in approximately 605 million total transactions, which included GENSAR volume following the acquisition.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Note B - Business Combinations and Merchant Portfolio Purchases

  On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. which owns 100% of GENSAR Technologies Inc. and GENSAR Merchant Processing Inc. The acquisition was accounted for as a purchase, and accordingly, GENSAR's results have been included in the Company's results of operations since acquisition.

  After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of 8-10 years and goodwill of approximately $165 million.

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1995:


                                          Six Months Ended
                                            December 31,
                                        ------------------
                                           1996     1995
                                        ---------  -------
       Net revenue....................    $92,452  $67,460
       Income from operations.........      7,542    4,810
       Income before income taxes.....      8,140    1,589
       Net income.....................      4,424      543
       Net income per share...........    $  0.14  $  0.02


  The pro forma results include the effect of all material adjustments related to the purchase transaction and have been prepared using calculations based on assumptions and adjustments deemed reasonable by the Company.

  The pro forma results do not purport to be indicative of the results of operations that would have actually been obtained if the purchase had been consummated as of the beginning of the period presented. In addition, the pro forma results do not purport to be indicative of the results of operations which may be achieved in the future.

  During the first quarter of fiscal 1996, the Company recorded a merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, which reduced net income by $9.7 million. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings includes lease termination costs as well as the write-off of certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as a result of the office closings.

Note C - Offering

  In December 1996, the Company completed a public underwritten offering of 3.0 million shares of its common stock, $0.01 par value, at $34.00 per share, which generated $97.1 million in net proceeds, which included the exercise by the underwriters in the transaction of certain over-allotment options. Concurrently, First USA sold 4.3 million shares of the Company's stock.

  In January 1997 the underwriters of the public offering exercised additional over-allotment options, and purchased 97,000 shares of the Company's common stock which generated proceeds of $3.2 million. Concurrently, First USA sold an additional 138,000 shares of the Company's stock.

  As a result of the above transactions First USA's ownership percentage was reduced from 77% to 57%.

Note D - Income Taxes

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 44.6% and 41.2% for the six months ended December 31, 1996 and 1995, respectively.

Note E - Subsequent Event

  On January 20, 1997, First USA and BANC ONE Corporation ("BANC ONE") jointly announced that an agreement had been reached for First USA to merge with BANC ONE. Upon completion of the merger, which is expected to be in May 1997, the Company will be a 57%-owned indirect subsidiary of BANC ONE.

  In January 1997, a subsidiary of the Company and PHH Vehicle Management Services, Inc., a subsidiary of PHH Corporation, signed an agreement to form a joint venture that will provide a single commercial card payment mechanism that will service fleet, purchasing, travel and entertainment needs. The Company expects that the joint venture will begin to offer the new fleet product in 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   First USA Paymentech, Inc. (the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. During fiscal 1996, the Company processed approximately $30.9 billion in sales volume in approximately 574 million bankcard transactions. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods. The results of operations and financial condition of the Company include the results of the Company's commercial card operations since its inception in the first quarter of fiscal 1996. Through its subsidiary GENSAR Holdings Inc. ("GENSAR"), the Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. During the six months ended December 31, 1996, the Company processed approximately $20.1 billion in sales volume in approximately 605 million total transactions.

  The Company is a 57%-owned indirect subsidiary of First USA, Inc.
("First USA").

Business Combinations and Merchant Portfolio Purchases

  On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR. GENSAR is one of the nation's largest providers of third-party credit and debit authorization services to financial institutions, sales agents and direct merchants, processing approximately 300 million transactions during the twelve months ended June 30, 1996. Prior to its acquisition, GENSAR engaged in the payment processing business and maintained a payment processing portfolio with approximately $1 billion in annual sales volume. The acquisition of GENSAR enables the Company to offer third-party credit and debit authorization services to financial institutions, sales agents and its direct merchants. GENSAR also enables the Company to directly provide its existing customers with a full array of point-of-sale products and services that were previously primarily outsourced. As a result of the GENSAR acquisition, the Company expects to (1) realize cost savings through vertical integration of formerly outsourced services, (2) enhance existing products and services and (3) generate new revenue by establishing itself as a third-party processor. This acquisition was accounted for as a purchase and accordingly, GENSAR's results are included in the Company's results of operation from the date of the acquisition.

Results of Operations

  The Company recorded net income for the three months ended December 31, 1996 of $8.4 million, or $0.26 per share, compared with net income of $4.2 million, or $0.17 per share, for the three months ended December 31, 1995. The Company attributes the 97.8% increase in net income primarily to its strong growth in sales volume and transaction volume, as a result of acquisitions and the Company's direct marketing efforts.

  Net income for the six months ended December 31, 1996 increased 3.6% to $5.1 million, or $0.16 per share, compared with $4.9 million, or $0.20 per share, for the six months ended December 31, 1995. The six-month results for fiscal 1997 were reduced by a one-time merger, integration and impairment charge related to the GENSAR acquisition of $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. Net income for the six months ended December 31, 1996, excluding the one-time merger, integration and impairment charge was $14.8 million, or $0.46 per share.

  Net revenue increased 57.8% to $50.4 million for the three months ended December 31, 1996, compared with $31.9 million for the three months ended December 31, 1995. The increase in net revenue is the result of the increase in sales volume processed as a result of the Company's direct sales efforts and the acquisitions of GENSAR and several merchant portfolios. Bankcard sales volume processed increased 30.7% to $11.1 billion for the three months ended
December 31, 1996, compared with $8.5 billion for the three months ended December 31, 1995. Total items processed for the three months ended
December 31, 1996 were 342 million. Bankcard sales volume processed includes bankcard transactions derived from the Company's merchant portfolio. Total items processed includes bankcard and other credit and debit card transactions, and credit and debit authorization transactions. Comparable information for periods prior to the fiscal quarter ended September 30, 1996 is not available.

  For the six months ended December 31, 1996, net revenue increased 61.5% to $90.0 million compared with $55.8 million for the six months ended December 31, 1995. Bankcard sales volume processed for the six months ended December 31, 1996 increased 38.4% to $20.1 billion compared with $14.5 billion for the same period of 1995. Total items processed for the six months ended December 31, 1996 were 605 million. The Company attributes the increase in net revenue to the increase in sales volume processed as a result of the Company's direct sales efforts and the acquisitions of GENSAR and several merchant portfolios.

  Operating expenses, excluding the amortization of goodwill and other identifiable intangibles, were $32.0 million for the three months ended December 31, 1996, compared with $24.5 million for the three months ended December 31, 1995. The 30.4% increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 26.8% to $12.0 million for the three months ended December 31, 1996, compared with $9.5 million for the three months ended December 31, 1995, primarily due to the increase in the number of employees to approximately 1,030 at December 31, 1996 from approximately 810 at December 31, 1995. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. Data processing and communications, which includes the cost of obtaining authorizations and processing transactions, increased 39.6% to $10.1 million for the three months ended December 31, 1996, compared with $7.2 million for the three months ended December 31, 1995. This increase was attributable to the increase in sales volume processed partially offset by favorable price renegotiations with communications and authorization vendors. The Company has also continued to emphasize converting existing merchants to, and installing new merchants on, the Company's internal data processing systems, which have lower operating costs than the costs of obtaining data processing services from third-party vendors.

  Operating expenses, excluding the one-time merger, integration and impairment charge and the amortization of goodwill and other identifiable intangibles, increased 31.1% to $61.6 million for the six months ended December 31, 1996, compared with $47.0 million for the six months ended December 31, 1995. The increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 33.5% to $23.7 million for the six months ended December 31, 1996, compared with $17.8 million for the six months ended December 31, 1995, primarily due to the increase in the number of employees as a result of the Company's acquisitions and the growth in sales volume processed. Data processing and communications increased 43.7% to $18.9 million for the six months ended December 31, 1996, compared with $13.1 million for the six months ended December 31, 1995, due to the increase in sales volume processed partially offset by favorable price renegotiations with communications and authorization vendors.

  Depreciation and amortization was $5.1 million for the three months ended December 31, 1996, compared with $1.7 million for the three months ended December 31, 1995. For the six months ended December 31, 1996, depreciation and amortization was $8.7 million compared with $3.2 million for the same period in 1995. The increase reflects the increase in amortization of intangibles and depreciation of property and equipment related to acquisitions.

  During the first quarter of fiscal 1996, the Company recorded a one-time merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis.
The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network ($6.4 million), the closure of certain offices ($7.6 million) and employee severance ($1.5 million). The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge of $7.6 million related to office closings includes lease termination costs as well as the write-off of $3.7 million pertaining to certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as a result of certain office closings.

  The Company's operating margin increased to 30.4% for the three months ended December 31, 1996 compared with 21.5% for the same period of 1995. The operating margin before the one-time merger, integration and impairment charge was 26.2% for the six months ended December 31, 1996 compared with 14.1% for the six months ended December 31, 1995. This increase is the result of the increased net revenue and the achievement of operating efficiencies.

Seasonality

  The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer retail sales. As a result, the Company generally experiences higher revenue during the December quarter.

Liquidity and Capital Resources

  Net cash provided by operating activities was $60.5 million for the six months ended December 31, 1996 compared with $18.2 million for the same period of 1995. During the six months ended December 31, 1996, the Company paid $199.4 million to acquire GENSAR and other merchant portfolios and processing services compared with $39.1 million for the same period of 1995 to purchase merchant portfolios, processing services and other acquisitions. The Company spent $11.9 million and $12.3 million for capital expenditures during the six months ended December 31, 1996 and 1995, respectively.

  In December 1996, the Company completed an equity offering that provided $97.1 million. This cash was used to pay down debt owed by the Company under its Revolving Credit Facility with a bank syndicate ("Revolving Credit Facility") as a result of the GENSAR acquisition.

  In October 1996, the Company increased its Revolving Credit Facility from $100 to $200 million. The Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At December 31, 1996, the Company had $9 million in borrowings under the Revolving Credit Facility at a rate of LIBOR plus 50 basis points (currently approximately 6.25%). The Revolving Credit Facility also allows the Company to borrow up to $75 million from First USA.

  At December 31, 1996, the Company had a loan payable to First USA in the principal amount of $25 million. At December 31, 1996, the loan accrued interest at the rate of one month LIBOR plus 0.375% with no stated maturity rate. The proceeds from the loan were used primarily for the GENSAR acquisition.

  The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

  Two subsidiaries of the Company ("Company Subsidiaries") and First USA filed an action in the Dallas District Court of Texas against LitleNet L.L.C. ("LitleNet"), and LitleNet subsequently filed a companion case against the Company Subsidiaries in the Superior Court of the State of New Hampshire. In the Texas lawsuit, the Company Subsidiaries and First USA seek declaratory relief that they committed no breach under an agreement entered into in September 1995 (the "Agreement") with LitleNet and relief relating to certain breaches of the Agreement by LitleNet. In the New Hampshire lawsuit, LitleNet is seeking declaratory relief, injunctive relief and damages based upon its claim that the Company Subsidiaries breached the Agreement. Pursuant to the Agreement, the Company Subsidiaries provided licenses to certain software programs to LitleNet to assist it in the development of a communication platform. LitleNet claims that the Company Subsidiaries failed to deliver to LitleNet all of the software and related documents required by the Agreement. In the New Hampshire action, temporary restraining orders have been issued against termination of the relationship between the parties. In the Texas action, the court has set a trial date for March 1997. The New Hampshire action has been stayed. Discovery on the merits is being conducted.

  The Company believes it and its subsidiaries fully complied with the terms of the Agreement. Accordingly, the Company intends to vigorously pursue the action in Texas. While it is impossible to predict the outcome of the lawsuits, the Company believes that they will not have a material adverse effect on the consolidated financial position of the Company.

  In addition, the Company has been named as a defendant in various additional legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, the outcome of any such lawsuits will not have a material impact on the Company.

Item 2. Changes in Securities

  The Company completed the sale of securities described below.

  On January 7, 1997, the Company acquired Merchant-Link, Inc. ("Merchant-Link") through a transaction in which a wholly owned subsidiary of the Company merged with and into Merchant-Link. As part of the consideration in the transaction, the Company issued 125,765 shares of its Common Stock, $0.01 par value, of the Company (the "Shares") to the sole stockholder of Merchant-Link . No underwriter was used in connection with the sale or issuance of the Shares. The issuance of the Shares by the Company in connection with the acquisition was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended, as the sale of the Shares to Merchant-Link's sole stockholder was a private placement which did not constitute a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

a.  The 1996 Annual Meeting of Stockholders was held on October 23, 1996.

b.  The following Directors were elected at such meeting:



                                                                                       Votes Cast to
                                              Votes For         Votes Against        Withhold Authority
                                            -------------     ------------------    ----------------------
         Pamela H. Patsley                    30,530,631              --                   13,425
         Rupinder S. Sidhu                    30,540,431              --                    3,625


    The following Directors will also continue in their offices after such meeting:

         Gene H. Bishop
         John C. Tolleson
         Richard W. Vague

c.  The following other matters were approved at such meeting:


                    Item                                 Votes For       Votes Against      Abstain
    ------------------------------------------------------------------------------------------------
     Adoption of the First USA Paymentech,
       Inc. 1996 Stock Option Plan                      29,230,074        814,114             4,670

     Adoption of the First USA Paymentech,
       Inc. 1996 Restricted Stock Plan                  29,806,999        235,339             6,520

     Adoption of the First USA Paymentech,
       Inc. Employee Stock Purchase Plan                30,030,873         13,665             4,320

     Adoption of the First USA, Inc. Deferred
       Compensation Plan                                30,019,770         22,870             6,218

     No other matter was voted upon at such meeting.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         The following exhibits are incorporated by reference or filed here with:

Exhibit Number  Description of Exhibit
--------------  ----------------------

  3.1 Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on
                Form S-1 (No. 333-262) and incorporated by reference herein.

  3.2 By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-262) and incorporated by reference herein.

 10.1 1996 Stock Option Plan of the Company, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

 10.2 Amendment No. 1 to 1996 Stock Option Plan of the Company, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-15861) and incorporated by reference herein.

 10.3 1996 Restricted Stock Plan of the Company, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

 10.4 Form of Amendment No. 1 to Revolving Credit Agreement dated October 30, 1996 among the Company, the lenders listed therein and Nations Bank of Texas, N.A., as Agent, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1
                (No. 333-15861) and incorporated by reference herein.

 10.5 Deferred Compensation Plan of First USA, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-06979) and incorporated by reference herein.

 10.6           Employee Stock Purchase Plan of the Company, filed as Exhibit
                10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference herein.

 11*            Computation of Net Income Per Share.
 27*            Financial Data Schedule.

---------------------------
* Filed herewith.


b. Reports on Form 8-K filed during or subsequent to the quarter ended December 31, 1996:

              Report on Form 8-K filed January 28, 1997

                      Item 5.  Other Events

                      Item 7.  Financial Statements and Exhibits

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   February 12, 1997


                            First USA Paymentech, Inc.



                            By: /s/ Pamela H. Patsley
                               -------------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ David W. Truetzel
                               -------------------------------------------
                                David W. Truetzel
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX OF EXHIBITS
                               -----------------



                                                             Sequentially
Exhibit Number                  Description of Exhibit      Numbered Page
--------------                  ----------------------      --------------

  11                    Computation of Net Income Per Share.
  27                    Financial Data Schedule.