Form 10-Q
period 1997-03-31
FIRST USA PAYMENTECH INC
filed 1997-05-09
CIK 1005759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March  31, 1997
                                      ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             Commission file number         1-14224
                                         ------------


                           First USA Paymentech, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       75-2634185
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


1601 Elm Street, 8th Floor, Dallas, Texas                   75201
--------------------------------------------------------------------------------
(address of principal executive offices)                 (Zip Code)


Registrant's Telephone Number, including area code   214-849-2000
                                                     ------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at April 30, 1997
--------------------------------                --------------------------------
Common Stock, $.01 par value                             34,962,639 shares

                           FIRST USA PAYMENTECH, INC.

                           FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------


PART I.            F I N A N C I A L  I N F O R M A T I O N                 Page

  ITEM 1.  FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets -
           March 31, 1997 (Unaudited) and June 30, 1996.................    3

           Condensed Consolidated Statements of Income (Unaudited) -
           Three and Nine Months Ended March 31, 1997 and 1996..........    4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended March 31, 1997 and 1996....................    5

           Notes to Interim Condensed Consolidated Financial
           Statements (Unaudited).......................................    6


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          Financial Condition and Results of Operations.................    9



PART II.                      O T H E R   I N F O R M A T I O N

  ITEM 1.  LEGAL PROCEEDINGS............................................    12

  ITEM 2.  CHANGES IN SECURITIES........................................    12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           Index of Exhibits............................................    13
           Reports on Form 8-K..........................................    13

  SIGNATURES............................................................    14

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            MARCH 31,   JUNE 30,
                                                              1997        1996
                                                           ----------  ----------
                                                           (UNAUDITED)

                                    ASSETS
 Current assets:
  Cash and cash equivalents...............................   $ 99,809   $105,804
  Receivables.............................................     38,396     25,952
  Credit card loans, net..................................     16,402      7,012
  Terminal inventories....................................      6,462      3,747
  Prepaid expenses and other current assets...............     11,020      7,618
                                                             --------   --------
      Total current assets................................    172,089    150,133

Investments, at cost (market value of $10,800 and $12,315
  at March 31, 1997 and June 30, 1996, respectively)......     10,771     12,379
Property and equipment, net...............................     39,551     30,344
Purchased merchant portfolios, net........................    101,548     26,519
Goodwill, net.............................................    247,989     62,375
Note receivable...........................................      6,375         --
Other assets..............................................      7,530      8,471
                                                             --------   --------
                                                             $585,853   $290,221
                                                             ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................   $ 82,369   $ 16,051
   Other accrued expenses.................................     36,377     11,455
   Merchant deposits......................................     19,640     18,353
   Interest-bearing deposits..............................     14,956      5,335
   Accrued assessments....................................      7,537      7,273
                                                             --------    -------
      Total current liabilities...........................    160,879     58,467
 Bank notes, interest-bearing deposits and other
   borrowings.............................................      75,171       690
 Stockholders' equity:
   Common stock, $0.01 par value, 200,000,000 shares
     authorized, 34,947,965 and 31,701,081 issued and
     outstanding at March 31, 1997 and June 30, 1996,
     respectively.........................................         349       317
   Additional paid-in capital.............................     316,668   210,433
   Retained earnings......................................      32,786    20,314
                                                              --------  --------
                                                               349,803   231,064
                                                              --------  --------
                                                              $585,853  $290,221
                                                              ========  ========

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 MARCH 31,                   MARCH 31,
                                             --------------------------------------------
                                                1997       1996        1997       1996
                                             --------    --------    ---------   --------
Net revenue..............................     $50,630     $31,607     $140,670    $87,368
Operating expenses:
    Salaries and employee benefits.......      13,433      10,089       37,138     27,852
    Data processing and communications...      10,309       6,882       29,206     20,029
    Depreciation and amortization........       5,672       2,085       14,356      5,294
    Occupancy and equipment..............       2,093       1,557        6,072      4,495
    Other................................       6,384       4,820       17,576     15,678
    Merger, integration and impairment...          --          --       15,544         --
                                             --------    --------    ---------   --------
      Total operating expenses..........       37,891      25,433      119,892     73,348
                                             --------    --------    ---------   --------
         Income from operations..........      12,739       6,174       20,778     14,020
Net interest income......................         551         188        1,743        728
                                             --------    --------    ---------   --------
         Income before income taxes......      13,290       6,362       22,521     14,748
Income tax provision.....................       5,930       2,474       10,049      5,926
                                             --------    --------    ---------   --------
         Net income......................     $ 7,360     $ 3,888     $ 12,472    $ 8,822
                                             ========    ========    =========   ========
Net income per share.....................     $  0.21     $  0.16     $   0.37    $  0.36
                                             ========    ========    =========   ========
Weighted average common shares
 outstanding.............................      35,197      24,816       33,254     24,546
                                             ========   =========    =========   ========

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1997        1996
                                                              -----------------------
 Operating Activities
   Net income..........................................         $  12,472    $  8,822
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Noncash portion of merger, integration and
        impairment charge..............................             7,497         --
       Provision for depreciation and amortization.....            14,356       5,294
       Changes in operating assets and liabilities:
        Receivables....................................           (11,184)     (5,076)
        Accounts payable and accrued expenses..........            69,943      25,917
        Purchase of terminal inventories...............            (2,655)       (267)
        Note receivable................................            (6,375)         --
        Other operating activities.....................            (2,432)     (3,942)
                                                                 ---------   ---------
          Net cash provided by operating activities....            81,622      30,748
Investing Activities
     Purchases of merchant portfolios, processing
      services and other acquisitions..................          (231,949)    (39,806)
     Purchases of property and equipment...............           (15,096)    (14,854)
     Maturities (purchases) of investments.............             1,608     (15,449)
                                                                 ---------   ---------
           Net cash used by investing activities.......          (245,437)    (70,109)
 Financing Activities
     Issuance of common stock, net.....................           100,641     134,298
     Note payable to First USA.........................            25,000      59,473
     Repayments to First USA...........................           (25,000)    (63,473)
     Notes payable.....................................           (23,444)        --
     Capital contribution from First USA...............                --      16,140
     Issuance of interest bearing deposits.............             6,810       4,525
     Increase in bank notes and other borrowings.......            73,813          --
                                                                 ---------   ---------
           Net cash provided by financing activities....          157,820     150,963
                                                                 ---------   ---------
          Increase (decrease) in cash
            and cash equivalents........................           (5,995)    111,602
 Cash and cash equivalents at beginning of period.......          105,804       4,623
                                                                 ---------   ---------
          Cash and cash equivalents at end of period....        $  99,809    $116,225
                                                                ==========   =========
Noncash investing and financing  activities:
  Common stock issued for acquisitions..................        $   4,499    $     --
                                                                ==========   =========
  Capital contribution from First USA...................        $      --    $ 12,002
                                                                ==========   =========

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION
  First USA Paymentech, Inc. (the "Company"), a 57%-owned indirect subsidiary of First USA, Inc. ("First USA"), is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. During the nine months ended March 31, 1997, the Company processed approximately $30.3 billion in sales volume in approximately 941 million total transactions.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE B - BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES
  In January 1997, a subsidiary of the Company and PHH Vehicle Management Services, Inc., a subsidiary of PHH Corporation ("PHH"), formed PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company that is one of the first to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. PHH/Paymentech offers the corporate fleet card solution to companies with mobile employees, marketing to both existing customers and prospects.

  Upon formation of PHH/Paymentech, PHH contributed to PHH/Paymentech existing client and supplier contracts relating to its private label fleet card programs. As consideration for a portion of PHH's ownership in PHH/Paymentech, the Company paid PHH $12.5 million with an additional $5.0 million payable within one year. As a result, each of the Company and PHH has a 50% interest in PHH/Paymentech.

  Also in January 1997, the Company purchased Merchant-Link, Inc. which provides specialized "help-desk" services in connection with the operation of the bank card modules of certain integrated hotel, restaurant, and retail financial management systems. The bank card modules support the processing of credit and debit card transactions. The acquisition was accounted for as a purchase, and accordingly, Merchant-Link's results have been included in the Company's results of operations since acquisition.

  In February 1997, the Company purchased the merchant processing portfolio of TransGlobal Systems, Inc. The portfolio consists primarily of merchants in the hospitality and travel industries. In March 1997, the credit card processing portfolio of CheckFree Corporation was acquired. Typical merchants in this portfolio include Internet service providers, on-line interactive retailers, cellular communications companies and utility and insurance companies.

  On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR") which owned 100% of GENSAR Technologies Inc. and GENSAR Merchant Processing Inc. The acquisition was accounted for as a purchase, and accordingly, GENSAR's results have been included in the Company's results of operations since acquisition.

  During the first quarter of fiscal 1997, the Company recorded a merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, which reduced net income by $9.7 million. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings includes lease termination costs as well as the write-off of certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as a result of the office closings.

  After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of 8-10 years and goodwill of approximately $170 million.

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1995 (in thousands, except per share information):

                              NINE MONTHS ENDED
                                  MARCH 31,
                              ------------------
                                1997      1996
                              -------   --------
Net revenue.................  $143,082  $104,809
Income from operations......    20,281     9,357
Income before income taxes..    21,430     4,574
Net income..................    11,784     2,109
Net income per share........  $   0.35  $   0.08


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

  In January 1997, the underwriters of the public offering exercised additional over-allotment options, and purchased 97,000 shares of the Company's common stock which generated net proceeds of $3.2 million. Concurrently, First USA sold an additional 138,000 shares of the Company's stock.

  As a result of the above transactions, First USA's ownership percentage was reduced from 77% to 57%.

NOTE D - INCOME TAXES
  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 44.6% and 40.2% for the nine months ended March 31, 1997 and 1996, respectively.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the standards for computing and presenting earnings per share. Under the new standards, the presentation of primary earnings per share will be replaced with a presentation of basic earnings per share. Basic earnings per share is computed excluding dilution caused by common stock equivalents such as stock options. The presentation of fully diluted earnings per share is replaced with a presentation of diluted earnings per share which is calculated in a similar fashion to how fully diluted earnings per share is computed. The Company will adopt this pronouncement to report results of operations for the second quarter of fiscal 1998. At that time, previously reported earnings per share will be restated to conform to the new rules. This adoption is not expected to have a material impact on earnings per share as currently presented by the Company.

NOTE F - SUBSEQUENT EVENTS
  In April 1997, the Company filed a shelf registration for 4 million shares of its common stock, $0.01 par value, to allow the Company to take advantage of opportunities in the marketplace by using the shares as consideration in future acquisitions.

  On January 20, 1997, First USA and BANC ONE Corporation ("BANC ONE") jointly announced that an agreement had been reached for First USA to merge with BANC ONE. Upon completion of the merger, which is expected to occur in June 1997, the Company will be a 57%-owned indirect subsidiary of BANC ONE and will continue to pursue greater operating independence and the strategy for growth established under First USA. In April 1997, BANC ONE expressed its intent to reduce its ownership in the Company following the merger with First USA. Any such ownership reduction will be effected in such a way as to preserve the pooling accounting treatment of the BANC ONE/First USA transaction.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
  First USA Paymentech, Inc. (the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods. The results of operations and financial condition of the Company include the results of the Company's commercial card operations since its inception in the first quarter of fiscal 1996. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. During the nine months ended March 31, 1997, the Company processed approximately $30.3 billion in sales volume in approximately 941 million total transactions.

  The Company is a 57%-owned indirect subsidiary of First USA, Inc. ("First
USA").

BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES
  In January 1997, a subsidiary of the Company and PHH Vehicle Management Services, Inc., a subsidiary of PHH Corporation, formed PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company that is one of the first to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. PHH/Paymentech offers the corporate fleet card solution to companies with mobile employees, marketing to both existing customers and prospects.

  Also in January 1997, the Company purchased Merchant-Link, Inc., which provides specialized "help-desk" services in connection with the operation of the bank card modules of certain integrated hotel, restaurant, and retail financial management systems. The bank card modules support the processing of credit and debit card transactions.

  During the quarter ended March 31, 1997, the Company purchased several merchant processing portfolios, including the portfolios of CheckFree Corporation ("CheckFree") and TransGlobal Systems, Inc. ("TransGlobal"). Typical merchants in the CheckFree portfolio include Internet service providers, on-line interactive retailers, cellular communications companies and utility and insurance companies while the TransGlobal portfolio consists primarily of merchants in the hospitality and travel industries.

  On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"). GENSAR is one of the nation's largest providers of third-party credit and debit authorization services to financial institutions, sales agents and direct merchants, processing approximately 300 million transactions during the twelve months ended June 30, 1996. Prior to its acquisition, GENSAR engaged in the payment processing business and maintained a payment processing portfolio with approximately $1 billion in annual sales volume. The acquisition of GENSAR enables the Company to offer third-party credit and debit authorization services to financial institutions, sales agents and its direct merchants. GENSAR also enables the Company to directly provide its existing customers with a full array of point-of-sale products and services that were previously primarily outsourced. As a result of the GENSAR acquisition, the Company expects to (1) realize cost savings through vertical integration of formerly outsourced services, (2) enhance existing products and services and (3) generate new revenue by establishing itself as a third-party processor. This acquisition was accounted for as a purchase and accordingly, GENSAR's results are included in the Company's results of operation from the date of the acquisition.

RESULTS OF OPERATIONS
  The Company recorded net income for the three months ended March 31, 1997 of $7.4 million, or $0.21 per share, compared with net income of $3.9 million, or $0.16 per share, for the three months ended March 31, 1996. The Company attributed the 89.3% increase in net income primarily to its strong growth in sales volume and transaction volume, as a result of acquisitions and the Company's direct marketing efforts.

  Net income for the nine months ended March 31, 1997 increased 41.4% to $12.5 million, or $0.37 per share, compared with $8.8 million, or $0.36 per share, for the nine months ended March 31, 1996. The nine-month results for fiscal 1997 were reduced by a one-time merger, integration and impairment charge related to the GENSAR acquisition of $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. Net income for the nine months ended March 31, 1997, excluding the one-time merger, integration and impairment charge was $22.1 million, or $0.67 per share.

  Net revenue increased 60.2% to $50.6 million for the three months ended March 31, 1997, compared with $31.6 million for the three months ended March 31, 1996. The increase in net revenue was the result of the increase in sales volume processed which resulted from the Company's acquisitions of GENSAR, several merchant portfolios and other acquisitions, as well as the Company's direct sales efforts. Bankcard sales volume processed increased 28.7% to $10.2 billion for the three months ended March 31, 1997, compared with $7.9 billion for the three months ended March 31, 1996. Total items processed for the three months ended March 31, 1997 were 335 million. Bankcard sales volume processed includes bankcard transactions derived from the Company's merchant portfolio. Total items processed include bankcard and other credit and debit card transactions, and credit and debit authorization transactions. Comparable information for periods prior to the fiscal quarter ended September 30, 1996 is not available.

  For the nine months ended March 31, 1997, net revenue increased 61.0% to $140.7 million, compared with $87.4 million for the nine months ended March 31, 1996. Bankcard sales volume processed for the nine months ended March 31, 1997 increased 35.0% to $30.3 billion, compared with $22.4 billion for the same period of 1996. Total items processed for the nine months ended March 31, 1997 were 941 million. The Company attributed the increase in net revenue to the increase in sales volume processed as a result of the Company's acquisitions of GENSAR and several merchant portfolios, as well as the Company's direct sales efforts.

  Operating expenses, excluding the amortization of goodwill and other identifiable intangibles, were $34.3 million for the three months ended March 31, 1997, compared with $24.7 million for the three months ended March 31, 1996. The 38.8% increase was attributable to acquisitions, primarily GENSAR, and the increase in sales volume processed. Salaries and employee benefits increased 33.2% to $13.4 million for the three months ended March 31, 1997, compared with $10.1 million for the same period in 1996, primarily due to the increase in the number of employees. The number of employees increased from approximately 790 at March 31, 1996 to approximately 1,130 at March 31, 1997. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. Data processing and communications, which includes the cost of obtaining authorizations and processing transactions, increased 49.8% to $10.3 million for the three months ended March 31, 1997, compared with $6.9 million for the three months ended March 31, 1996. This increase was attributable to the increase in sales volume processed. The Company continues to emphasize converting existing merchants to, and installing new merchants on, the Company's internal data processing systems, which have lower operating costs than the costs of obtaining data processing services from third-party vendors.

  Operating expenses, excluding the one-time merger, integration and impairment charge and the amortization of goodwill and other identifiable intangibles, increased 33.8% to $95.9 million for the nine months ended March 31, 1997, compared with $71.7 million for the same period in the prior year. The increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 33.3% to $37.1 million for the nine months ended March 31, 1997, compared with $27.9 million for the nine months ended March 31, 1996, primarily due to the increase in the number of employees as a result of the Company's acquisitions and the growth in sales volume processed. Data processing and communications increased 45.8% to $29.2 million for the nine months ended March 31, 1997, compared with $20.0 million for the nine months ended March 31, 1996, due to the increase in sales volume processed.

  Depreciation and amortization was $5.7 million for the three months ended March 31, 1997, compared with $2.1 million for the three months ended March 31, 1996. For the nine months ended March 31, 1997, depreciation and amortization was $14.4 million, compared with $5.3 million for the same period in 1996. These results reflect the increase in amortization of intangibles and depreciation of property and equipment related to acquisitions.

  During the first quarter of fiscal 1997, the Company recorded a one-time merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis.
The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network ($6.4 million), the closure of certain offices ($7.6 million) and employee severance ($1.5 million). The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge of $7.6 million related to office closings includes lease termination costs as well as the write-off of $3.7 million pertaining to certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as a result of certain office closings.

  The Company's operating margin increased to 25.2% for the three months ended March 31, 1997, compared with 19.5% for the same period of 1996. The operating margin before the one-time merger, integration and impairment charge was 25.8% for the nine months ended March 31, 1997, compared with 16.1% for the nine months ended March 31, 1996. This increase was the result of the increased net revenue and the achievement of operating efficiencies.

SEASONALITY
  The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer retail sales. As a result, the Company generally experiences higher revenue during the December quarter.

LIQUIDITY AND CAPITAL RESOURCES
  Net cash provided by operating activities was $81.6 million for the nine months ended March 31, 1997, compared with $30.7 million for the same period of 1996. During the nine months ended March 31, 1997, the Company paid $231.9 million to acquire GENSAR, TransGlobal, CheckFree and other merchant portfolios and processing services and to form PHH/Paymentech, compared with $39.8 million for the same period of 1996 to purchase merchant portfolios, processing services and other acquisitions. The Company spent $15.1 million and $14.9 million for capital expenditures during the nine months ended March 31, 1997 and 1996, respectively.

  In December 1996, the Company completed an equity offering that provided $97.1 million in net proceeds. This cash was used to pay down debt owed by the Company under its Revolving Credit Facility with a bank syndicate ("Revolving Credit Facility") as a result of the GENSAR acquisition.

  In October 1996, the Company increased its Revolving Credit Facility from $100 million to $200 million. The Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At March 31, 1997, the Company had $75 million in borrowings under the Revolving Credit Facility in the form of a $40 million note and a $35 million note, each at a rate of LIBOR plus 35 basis points (currently approximately 5.79% and 5.91%, respectively). The Revolving Credit Facility allows the Company to borrow up to $75 million from First USA, however, no such borrowings were outstanding at March 31, 1997. In January 1997, the Company repaid a $25 million loan from First USA.

  The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  Two subsidiaries of the Company ("Company Subsidiaries") and First USA previously filed an action in the Dallas District Court of Texas against LitleNet L.L.C. ("LitleNet"), and LitleNet subsequently filed a companion case against the Company Subsidiaries in the Superior Court of the State of New Hampshire. In February, the Company Subsidiaries and First USA reached a settlement agreement with LitleNet pursuant to which the parties dismissed with prejudice, the judicial proceedings filed in Texas and New Hampshire, and agreed that there would be no further action on the matter.

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

  On January 7, 1997, the Company acquired Merchant-Link, Inc. ("Merchant-Link") through a transaction in which a wholly owned subsidiary of the Company merged with and into Merchant-Link. As part of the consideration in the transaction, the Company issued 125,764 shares of its Common Stock, $0.01 par value, of the Company (the "Shares") to the sole stockholder of Merchant-Link. No underwriter was used in connection with the sale or issuance of the Shares. The issuance of the Shares by the Company in connection with the acquisition was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended, as the sale of the Shares to Merchant-Link's sole stockholder was a private placement which did not constitute a public offering.

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

 11*            Computation of Net Income Per Share.

 27*            Financial Data Schedule.


--------------------
* Filed herewith.


b. Reports on Form 8-K filed during or subsequent to the quarter ended March 31, 1997:

          Report on Form 8-K filed January 28, 1997

                  Item 5.  Other Events

                  Item 7.  Financial Statements and Exhibits

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   May 9, 1997


                            FIRST USA PAYMENTECH, INC.



                            By: /s/ Pamela H. Patsley
                                ------------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ David W. Truetzel
                                ------------------------------------------
                                David W. Truetzel
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX OF EXHIBITS
                               -----------------



                                                       Sequentially
Exhibit Number             Description of Exhibit      Numbered Page
--------------             ----------------------      -------------

  11              Computation of Net Income Per Share.
  27              Financial Data Schedule.