Form 10-Q/A
period 1996-09-30
FIRST USA PAYMENTECH INC
filed 1997-09-26
CIK 1005759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September, 30, 1996
                                      -------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            Commission file number           1-14224
                                           ------------


                           First USA Paymentech, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                         75-2634185
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


1601 Elm Street, 8th Floor, Dallas, Texas                     75201
--------------------------------------------------------------------------------
(address of principal executive offices)                    (Zip Code)


Registrant's Telephone Number, including area code   214-849-4770
                                                     ------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at September 30, 1996
       ----------------------------          ---------------------------------
       Common Stock, $.01 par value                  31,703,181 shares

                               EXPLANATORY NOTE

First USA Paymentech, Inc. ("the Company") is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 in order to reflect a new income statement format. This change did not have an effect on the Company's net income, net cash flow or liquidity.

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 1996 contains revised financial statements (Part I Item 1) and management's discussion and analysis of financial condition and results of operations (Part I Item 2) resulting from the above changes. Each of the items included herein has been restated in full.

                           FIRST USA PAYMENTECH, INC.

                         FORM 10-Q/A QUARTERLY REPORT

                                Amendment No. 1

                               Table of Contents
                               -----------------


PART I.            F I N A N C I A L  I N F O R M A T I O N              Page
                                                                         ----
   ITEM 1. Financial Statements.

           Condensed Consolidated Balance Sheets -
           September 30, 1996 (Unaudited) and June 30, 1996.............   3

           Condensed Consolidated Statements of Income (Unaudited) -
           Three  Months Ended September 30, 1996 and 1995..............   4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended September 30, 1996 and 1995...............   5

           Notes to Interim Condensed Consolidated Financial
           Statements (Unaudited).......................................   6

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   8

PART II.                   O T H E R  I N F O R M A T I O N

   ITEM 6. Exhibits and Reports on Form 8-K

           Index of Exhibits............................................  10
           Reports on Form 8-K..........................................  10

  SIGNATURES............................................................  11

  INDEX OF EXHIBITS.....................................................  12

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars In thousands, except share data)

                                                     September 30,   June 30,
                                                          1996       1996 (A)
                                                     ---------------------------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                            $ 72,829      $105,804
   Receivables                                            41,036        25,952
   Credit card loans, net                                 10,147         7,012
   Terminal inventories                                    5,341         3,747
   Prepaid expenses and other current assets               7,063         7,618
                                                        --------      --------
     Total current assets                                136,416       150,133
Investments, at cost (market value of
   $12,107 and $12,315 at September 30, 1996
   and June 30, 1996, respectively)                       12,110        12,379
Property and equipment, net                               33,579        30,344
Purchased merchant portfolios, net                        90,644        26,519
Goodwill, net                                            208,099        62,375
Other assets                                               7,699         8,471
                                                        --------      --------
                                                        $488,547      $290,221
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable                           $171,743      $ 16,051
   Other accrued expenses                                 29,166        11,455
   Merchant deposits                                      18,268        18,353
   Interest-bearing deposits                               8,979         5,335
   Accrued assessments                                     6,322         7,273
                                                        --------      --------
     Total current liabilities                           234,478        58,467


Loan payable to First USA                                 25,000          -
Interest-bearing deposits, bank notes and other            1,237           690

Stockholders' equity:
   Common stock, $.01 par value                              317           317
   Additional capital                                    210,485       210,433
   Retained earnings                                      17,030        20,314
                                                        --------      --------
                                                         227,832       231,064
                                                        --------      --------
                                                        $488,547      $290,221
                                                        ========      ========

(A) Derived from audited financial statements.

       See Notes to Interim Condensed Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands, except per share data)

                                           Three Months Ended
                                             September 30,
                                          ---------------------
                                            1996        1995
                                          ---------   ---------
Revenues
  Revenue                                 $  41,130    $ 24,403
  Other income                                  253          70
                                          ---------    --------
    Total revenues                           41,383      24,473
                                          ---------    --------

Expenses
  Operating                                  16,083      13,044
  Salaries and employee benefits             11,690       8,290
  Depreciation and amortization               3,624       1,512
  Interest                                      500         370
  Merger, integration and impairment         15,544           -
                                          ---------    --------
    Total expenses                           47,441      23,216
                                          ---------    --------

    Income (loss) before income taxes        (6,058)      1,257

  Provision (benefit) for income taxes       (2,774)        568
                                          ---------    --------

    Net income (loss)                     $  (3,284)   $    689
                                          =========    ========

  Net income (loss) per share             $   (0.10)   $   0.03
                                          =========    ========

  Weighted average common and common
   equivalent shares outstanding             32,124      24,411
                                          =========    ========

       See Notes to Interim Condensed Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                          For the Three Months
                                                           Ended September 30,
                                                          ---------------------
                                                             1996       1995
                                                          ----------   --------
OPERATING ACTIVITIES
   Net income (loss)                                      $  (3,284)   $    689
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Non-cash portion of merger, integration and
       impairment charge                                      7,497        -
      Provision for depreciation and amortization             3,624       1,512
      Changes in operating assets and liabilities:
         Receivables                                         (8,138)       (644)
         Accounts payable and accrued expenses               58,721       1,049
         Accrued assessments                                   (951)       -
         Merchant deposits                                     (795)      3,597
         Other operating activities                            (800)       (850)
                                                          ---------    --------

           NET CASH PROVIDED BY OPERATING ACTIVITIES         55,874       5,353

INVESTING ACTIVITIES
   Purchases of merchant portfolios, processing services
    and other acquisitions                                 (188,118)    (36,274)
   Purchases of property and equipment                       (6,131)     (1,081)
   Purchase of investments                                      269        -
                                                          ---------    --------


           NET CASH USED FOR INVESTING ACTIVITIES          (193,980)    (37,355)

FINANCING ACTIVITIES
   Notes payable                                             76,556        -
   Note payable to First USA Financial, Inc.                 25,000      29,975
   Capital contribution from First USA Financial, Inc.         -         16,140
   Issuance of interest-bearing deposits                      3,548        -
   Issuance of common stock, net                                 52        -
   Other financing activities                                   (25)       -
                                                          ---------    --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES             105,131      46,115
                                                          ---------    --------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (32,975)     14,113

Cash and cash equivalents at beginning of period            105,804       4,623
                                                          ---------    --------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  72,829    $ 18,736
                                                          =========    ========

       See Notes to Interim Condensed Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION
     First USA Paymentech, Inc. (the "Company"), a 77%-owned indirect subsidiary of First USA, Inc. ("First USA") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions. In addition, the Company markets and issues commercial cards to businesses and other entities. Through its recently acquired subsidiary GENSAR Holdings Inc ("GENSAR"), the Company also provides credit and debit authorization services. During the three months ended September 30, 1996, the Company processed approximately $9.0 billion in sales volume in approximately 264 million total transactions, which included GENSAR volume following the acquisition.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE B - BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES
     On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR which owns 100% of GENSAR
Technologies Inc and GENSAR Merchant Processing Inc. The acquisition was accounted for as a purchase, and accordingly, GENSAR's results have been included in the Company's results of operations since acquisition.

     After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of 8-10 years and goodwill of approximately $165 million.

     The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1995:

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                  1996      1995
                                                --------  --------

        Total revenue                           $43,808    $30,349
        Loss before income taxes                 (7,203)    (1,611)
        Net loss                                 (3,990)      (873)
        Net loss per share                        (0.12)     (0.04)


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

     During the first quarter of fiscal 1996, the Company recorded a merger, integration and impairment charge related to the acquisition of GENSAR, of $15.5 million, which reduced net income by $9.7 million. The charge includes costs related to the conversion from third party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings includes lease termination costs as well as the write-off of certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as result of the office closings.


NOTE C - INCOME TAXES
     The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 45.8% and 45.2% for the three months ended September 30, 1996 and 1995, respectively.

NOTE D - SUBSEQUENT EVENT
     On November 8, 1996 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with 6.8 million shares of the Company's Common Stock to be sold in a public offering. Of such shares, 2.8 million shares will be issued and sold by the Company and 4 million shares will be sold by First USA.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
     First USA Paymentech, Inc. (the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. According to published industry sources, the Company is the third largest payment processor of credit and debit card transactions in the United States. During fiscal 1996, the Company processed approximately $30.9 billion sales volume in approximately 574 million bankcard transactions. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods. The results of operations and financial condition of the Company include the results of the Company's commercial card operations since its start-up in the first quarter of fiscal 1996. Through its recently acquired subsidiary GENSAR, the Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. During the three months ended September 30, 1996, the Company processed approximately $9.0 billion in sales volume in approximately 264 million total transactions, which included GENSAR volume following the acquisition.

     The Company is a 77%-owned indirect subsidiary of First USA, Inc.

BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES
     On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR. GENSAR is one of the nation's largest providers of third-party credit and debit authorization services to financial institutions and sales agents, processing approximately 300 million transactions during the twelve months ended June 30, 1996. Prior to its acquisition, GENSAR engaged in the payment processing business and maintained a merchant payment processing portfolio with approximately $1 billion in annual sales volume. The acquisition of GENSAR enables the Company to offer third-party credit and debit authorization services to financial institutions, sales agents and direct merchants. GENSAR also enables the Company to directly provide its existing customers with a full array of point-of-sales products and services that were previously outsourced. As a result of the GENSAR acquisition, the Company expects to (1) realize cost savings through vertical integration of formerly outsourced services, (2) enhance existing products and services and (3) generate new revenue by establishing itself as a third-party front-end processor. This acquisition was accounted for as a purchase and accordingly, its results are included in the Company's results of operation from the date of the acquisition.

RESULTS OF OPERATIONS

     The Company recorded a net loss for the three months ended September 30, 1996 of $3.3 million or $0.10 per share compared with net income of $689,000 or $0.03 per share, for the three months ended September 30, 1995. The results for the quarter were reduced by a one-time merger, integration and impairment charge related to the GENSAR acquisition of $15.5 million, $9.7 million and $0.30 per share on an after tax basis. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. Income excluding the one-time merger, integration and impairment charge was $6.4 million, or $0.20 per share.

     Revenue increased 68.5% to $41.1 million for the three months ended September 30, 1996 compared with $24.4 million for the three months ended September 30, 1995. Bankcard sales volume processed increased 49.3% to $9.0 billion for the three months ended September 30, 1996 compared with $6.0 billion for the three months ended September 30, 1995. Bankcard items processed increased 60.9% to 178 million for the three months ended September 30, 1996, compared with 110 million for the three months ended September 30, 1995. Total items processed for the three months ended September 30, 1996 were 264 million. The increase in revenue is the result of the increase in sales volume processed as a result of the direct sales efforts and the acquisitions of GENSAR and several merchant portfolios. Other income includes interest income from investments.

     Total expenses, excluding the one-time merger, integration and impairment charge and the amortization of goodwill and other identifiable intangibles, increased 32.0% to $30.1 million for the three months ended September 30, 1996 compared with $22.8 million for the three months ended September 30, 1995. The increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 41.0% to $11.7 million for the three months ended September 30, 1996 compared with $8.3 million for the three months ended September 30, 1995 primarily due to the increase in the number of employees to approximately 1,000 at September 30, 1996 from approximately 800 at September 30, 1995. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. Operating expenses, which includes the cost of obtaining authorizations and processing transactions as well as occupancy and equipment costs, increased 23.3% to $16.1 million for the three months ended September 30, 1996 compared with $13.0 million for the three months ended September 30, 1995 due primarily to the increase in sales volume processed partially offset by favorable price renegotiations with communications and authorization vendors. The Company has also emphasized converting existing merchants to, and installing new merchants on, the Company's internal data processing systems which have lower operating costs than the costs of obtaining data processing services from third party vendors.

     Depreciation and amortization was $3.6 million for the three months ended September 30, 1996, compared with $1.5 million for the three months ended September 30, 1995, respectively, reflecting an increase in amortization of intangibles and depreciation of property and equipment related to acquisitions.

     During the first quarter of fiscal 1997, the Company recorded a one-time merger, integration and impairment charge of $15.5 million, or $9.7 million and $0.30 per share on an after tax basis related to the acquisition of GENSAR. The charge includes costs related to the conversion from third party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings includes lease termination costs as well as the write-off of certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as a result of the office closings.

SEASONALITY
     The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer retail sales. As a result, the Company generally experiences higher revenue during the December quarter.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $55.9 million for the three months ended September 30, 1996 compared with $5.4 million for the same period of 1995. During the three months ended September 30, 1996, the Company used $188.1 million to acquire GENSAR and other merchant portfolios and processing services. The GENSAR acquisition was funded by a $100 million non-interest bearing note payable to the previous shareholders of GENSAR and a $25 million loan from First USA. During the three months ended September 30, 1995, the Company used $36.3 million to purchase merchant portfolios, processing services and other acquisitions.

     In February, 1996, the Company entered into the $100 million Revolving Credit Facility ("Revolving Credit Facility") with a bank syndicate. The Revolving Credit Facility provides a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At September 30, 1996, the Company had no borrowings under the Revolving Credit Facility. In October 1996, the Company borrowed $100 million under the Revolving Credit Facility at a rate of LIBOR plus 50 basis points (currently approximately 5.9%), and increased the line of credit to $200 million in October 1996.

     The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     The following exhibits are incorporated by reference or filed here with:

                                 EXHIBIT INDEX
Exhibit
Number     Description of Exhibit                                      Page
-------    ----------------------                                      ----

  2        Agreement and Plan of Merger, dated as of July 19, 1996,
           by and among First USA, the Company, First USA Management Resources, Inc., First USA Opportunity III, Inc., GENSAR
           and Golder Thoma Cressey Fund III Limited Partnership and
           the other stockholders of GENSAR, filed as Exhibit 2.1 to
           the Company's Current Report on Form 8-K filed September
           3, 1996 and incorporated by reference herein.
  3.1      Certificate of Incorporation of the Company, as amended,
           filed as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1 (No. 333-262) (the "Registration
           Statement") and incorporated by reference herein.
  3.2      By-Laws of the Company, filed as Exhibit 3.2 to the
           Company's Registration Statement on Form S-1 (No.333-262)
           by reference herein.
 10.1      Amendment No. 1 to 1996 Stock Option Plan of the Company,
           filed as Exhibit 10.1 to the Company's Registration
           Statement on Form S-1 filed with the Securities and
           Exchange Commission on November 8, 1996 and incorporated by reference herein.
 10.2 Form of Amendment No. 1 to Revolving Credit Agreement dated October 30, 1996 among the Company, the lenders listed therein and NationsBank of Texas, N.A. as Agent, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1
           filed with the Securities and Exchange Commission on
           November 8, 1996 and incorporated by reference herein.
 10.3      Deferred Compensation Plan of First USA, filed as
           Exhibit 4.3 to the Company's Registration Statement on
           Form S-8 (No.333-06979) and incorporated by
           reference herein.
 10.4      First USA Paymentech Retirement Savings Plan, filed as
           Exhibit 99.1 to the Company's Registration Statement on
           Form S-8 (No. 333-11249) and incorporated by reference
           herein.
 10.5      First USA Paymentech Savings Restoration Plan filed as
           Exhibit 10.11 to the Company's Annual Report on Form 10-K
           for the fiscal year ended June 30, 1996, and incorporated by reference herein.
 11        Computation of Net Income Per Share filed as Exhibit 11
           to the Company's Registration Statement on Form S-1
           filed with the Securities and Exchange Commission on
           November 8, 1996 and incorporated by reference herein.
 27*       Financial Data Schedule

--------------
*Filed herewith.

b.   Reports on Form 8-K filed during the quarter ended September 30, 1996:

     Form 8-K filed September 3, 1996

          Item 2.  Acquisitions or dispositions of assets

     Form 8-K/A filed October 18, 1996

          Item 2.  Acquisitions or dispositions of assets

          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:   September 26, 1997


                            FIRST USA PAYMENTECH, INC.



                            By: /s/ PAMELA H. PATSLEY
                                -------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ DAVID W. TRUETZEL
                                -------------------------------------
                                David W. Truetzel
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX OF EXHIBITS
                               -----------------



Exhibit                                                           Sequentially
 Number         Description of Exhibit                           Numbered Page**
-------         ----------------------                           ---------------


27*       Financial Data Schedule

--------------
*Filed herewith.