Form 10-Q/A
period 1996-12-31
FIRST USA PAYMENTECH INC
filed 1997-09-26
CIK 1005759

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
                                       --------------------

                           First USA Paymentech, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                      75-2634185
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)


1601 Elm Street, 8th Floor, Dallas, Texas                         75201
--------------------------------------------------------------------------------
(address of principal executive offices)                       (Zip Code)


Registrant's Telephone Number, including area code  214-849-4770
                                                   ----------------

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at January 31, 1997
-----------------------------------        -------------------------------------
Common Stock, $.01 par value                       34,943,265 shares

                               EXPLANATORY NOTE

First USA Paymentech, Inc. ("the Company") is amending its Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 in order to reflect a new income statement format and additional disclosure of a related party transaction. The second quarter of fiscal 1997 includes a $3.5 million gain related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual Holdings, Inc. This gain is included in Other Income in the reformatted income statement.

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 31, 1996 contains revised financial statements (Part I Item 1) and management's discussion and analysis of financial condition and results of operations (Part I Item 2) resulting from the above changes. Each of the items included herein has been restated in full.

                          FIRST USA PAYMENTECH, INC.

                         FORM 10-Q/A QUARTERLY REPORT

                                Amendment No. 1

                               Table of Contents
                               -----------------

PART I.         F I N A N C I A L   I N F O R M A T I O N                                                   Page
                                                                                                            ----
      Item 1.   Financial Statements.

                Condensed Consolidated Balance Sheets -
                December 31, 1996 (Unaudited) and June 30, 1996............................................    3

                Condensed Consolidated Statements of Income (Unaudited) -
                Three and Six Months Ended December 31, 1996 and 1995......................................    4

                Condensed Consolidated Statements of Cash Flows (Unaudited) -
                Six Months Ended December 31, 1996 and 1995................................................    5

                Notes to Interim Condensed Consolidated Financial
                Statements (Unaudited).....................................................................    6


      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............................................    8



PART II.        O T H E R   I N F O R M A T I O N

      Item 6.   Exhibits and Reports on Form 8-K

                Index of Exhibits..........................................................................   11
                Reports on Form 8-K........................................................................   11

      Signatures...........................................................................................   12

      Index of Exhibits....................................................................................   13

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                                                 December 31,         June 30,
                                                                                                     1996               1996
                                                                                                --------------    --------------
                                                                                                  (Unaudited)
                                                  ASSETS
Current assets:
    Cash and cash equivalents................................................................       $  69,930         $ 105,804
    Receivables..............................................................................          37,032            25,952
    Credit card loans, net...................................................................          12,107             7,012
    Terminal inventories.....................................................................           6,678             3,747
    Prepaid expenses and other current assets................................................          10,025             7,618
                                                                                                --------------    --------------
        Total current assets.................................................................         135,772           150,133
Investments, at cost (market value of $11,619 and $12,315 at December 31
    and June 30, 1996, respectively) ........................................................          11,561            12,379
Property and equipment, net .................................................................          37,604            30,344
Purchased merchant portfolios, net...........................................................          76,035            26,519
Goodwill, net................................................................................         230,926            62,375
Other assets.................................................................................           7,663             8,471
                                                                                                --------------    --------------
                                                                                                    $ 499,561         $ 290,221
                                                                                                ==============    ==============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................................................      $   66,555        $   16,051
    Other accrued expenses...................................................................          25,924            11,455
    Merchant deposits........................................................................          17,481            18,353
    Interest-bearing deposits................................................................          11,540             5,335
    Accrued assessments......................................................................           9,182             7,273
                                                                                                --------------    --------------
        Total current liabilities............................................................         130,682            58,467
Loan payable to First USA....................................................................          25,000               --
Bank notes, interest-bearing deposits and other borrowings...................................          10,285               690
Stockholders  equity:
    Common stock, $0.01 par value, 200,000,000 shares authorized, 34,719,501 and
       31,701,081 issued and outstanding at December 31 and June 30, 1996,
       respectively..........................................................................             347               317
    Additional paid-in capital...............................................................         307,821           210,433
    Retained earnings........................................................................          25,426            20,314
                                                                                                --------------    --------------
                                                                                                      333,594           231,064
                                                                                                --------------    --------------
                                                                                                    $ 499,561         $ 290,221
                                                                                                ==============    ==============

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)



                                                                      Three Months Ended                  Six Months Ended
                                                                         December 31,                       December 31,
                                                                --------------------------------    ------------------------------
                                                                    1996              1995              1996             1995
                                                                -------------     --------------    -------------     ------------
Revenues
  Revenue                                                         $  48,301          $  32,579       $  89,431          $  56,982
  Other income                                                        3,721                206           3,974                276
                                                                  ---------          ---------       ---------          ---------
    Total revenues                                                   52,022             32,785          93,405             57,258
                                                                  ---------          ---------       ---------          ---------

Expenses
  Operating                                                          17,985             13,899          34,068             26,943
  Salaries and employee benefits                                     12,015              9,473          23,705             17,763
  Depreciation and amortization                                       5,060              1,697           8,684              3,209
  Interest                                                            1,673                587           2,173                957
  Merger, integration and impairment                                      -                  -          15,544                  -
                                                                  ---------          ---------       ---------          ---------
    Total expenses                                                   36,733             25,656          84,174             48,872
                                                                  ---------          ---------       ---------          ---------

    Income before income taxes                                       15,289              7,129           9,231              8,386

  Provision for income taxes                                          6,893              2,884           4,119              3,452
                                                                  ---------          ---------       ---------          ---------

    Net income                                                    $   8,396          $   4,245       $   5,112          $   4,934
                                                                  =========          =========       =========          =========

  Net income per share                                            $    0.26          $    0.17       $    0.16          $    0.20
                                                                  =========          =========       =========          =========
  Weighted average common and common
   equivalent shares outstanding                                     32,522             24,411          32,322             24,411
                                                                  =========          =========       =========          =========

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                                                                         Six Months Ended
                                                                                                            December 31,
                                                                                                ---------------------------------
                                                                                                       1996             1995
                                                                                                ---------------  ----------------
Operating Activities
         Net income.............................................................................   $    5,112        $    4,934
         Adjustments to reconcile net income to net cash provided by operating activities:
                Non-cash portion of merger, integration and impairment charge...................        7,497               --
                Provision for depreciation and amortization.....................................        8,684             3,209
                Changes in operating assets and liabilities:
                     Receivables................................................................       (6,094)           (1,875)
                     Accounts payable and accrued expenses .....................................       50,291            11,706
                     Purchase of terminal inventories...........................................       (2,898)             (576)
                     Accrued assessments........................................................        1,909             1,264
                     Merchant deposits..........................................................       (1,582)            2,873
                     Other operating activities.................................................       (2,378)           (3,296)
                                                                                                ---------------  ----------------
                                 Net cash provided by operating activities......................       60,541            18,239
Investing Activities
         Purchases of merchant portfolios, processing services and other acquisitions...........     (199,428)          (39,118)
         Purchases of property and equipment....................................................      (11,911)          (12,348)
         Maturities (purchases) of investments..................................................          818            (2,500)
                                                                                                ---------------  ----------------
                                 Net cash used by investing activities..........................     (210,521)          (53,966)
Financing Activities
        Issuance of common stock, net ..........................................................       97,418               --
        Note payable to First USA...............................................................       25,000            49,673
        Notes payable...........................................................................      (23,444)              --
        Capital contribution from First USA.....................................................          --             16,140
        Repayments to First USA.................................................................          --            (13,046)
        Issuance of interest bearing deposits ..................................................        6,205               --
        Increase in bank notes and other borrowings.............................................        8,927               --
                                                                                                ---------------  ----------------
                                 Net cash provided by financing activities......................      114,106            52,767
                                                                                                ---------------  ----------------
                                 Increase (decrease) in cash and cash equivalents...............      (35,874)           17,040
Cash and cash equivalents at beginning of period................................................      105,804             4,623
                                                                                                ---------------  ----------------
                                  Cash and cash equivalents at end of period....................   $   69,930        $   21,663
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

Note B - Business Combinations and Merchant Portfolio Purchases

  On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR which owns 100% of GENSAR Technologies Inc. and GENSAR Merchant Processing Inc. The acquisition was accounted for as a purchase, and accordingly, GENSAR's results have been included in the Company's results of operations since acquisition.

  After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of 8-10 years and goodwill of approximately $165 million.

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1995:


                                          Six Months Ended
                                            December 31,
                                        ------------------
                                           1996     1995
                                        ---------  -------
       Total revenue..................    $95,830  $69,087
       Income before income taxes.....      8,140    1,589
       Net income.....................      4,424      543
       Net income per share...........    $  0.14  $  0.02


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

Note E - Related Parties

  The Company entered into a related party transaction with First USA, Inc. which was included in other income. The transaction resulted in a $3.5 million gain in December 1996 related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual Holdings, Inc. This transaction was at terms which the Company believes to be representative of an arms' length transaction.

Note F - Subsequent Event

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

  Revenue increased 48.3% to $48.3 million for the three months ended December 31, 1996, compared with $32.6 million for the three months ended December 31, 1995. The increase in revenue is the result of the increase in sales volume processed as a result of the Company's direct sales efforts and the acquisitions of GENSAR and several merchant portfolios. Bankcard sales volume processed increased 30.7% to $11.1 billion for the three months ended December 31, 1996, compared with $8.5 billion for the three months ended December 31, 1995. Total items processed for the three months ended December 31, 1996 were 342 million. Bankcard sales volume processed includes bankcard transactions derived from the Company's merchant portfolio. Total items processed includes bankcard and other credit and debit card transactions, and credit and debit authorization transactions. Comparable information for periods prior to the fiscal quarter ended September 30, 1996 is not available. Other income included a related party transaction with First USA, Inc. resulting in a $3.5 million gain related to the termination of a call option on warrants for stock in First Virtual Holdings, Inc. Other income includes interest income from investments.

  For the six months ended December 31, 1996, revenue increased 56.9% to $89.4 million compared with $57.0 million for the six months ended December 31, 1995. Bankcard sales volume processed for the six months ended December 31, 1996 increased 38.4% to $20.1 billion compared with $14.5 billion for the same period of 1995. Total items processed for the six months ended December 31, 1996 were 605 million. The Company attributes the increase in revenue to the increase in sales volume processed as a result of the Company's direct sales efforts and the acquisitions of GENSAR and several merchant portfolios.

  Total expenses, excluding the amortization of goodwill and other identifiable intangibles, were $33.6 million for the three months ended December 31, 1996, compared with $25.1 million for the three months ended December 31, 1995. The 34.0% increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 26.8% to $12.0 million for the three months ended December 31, 1996, compared with $9.5 million for the three months ended December 31, 1995, primarily due to the increase in the number of employees to approximately 1,030 at December 31, 1996 from approximately 810 at December 31, 1995. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. Operating expenses which includes the cost of obtaining authorizations and processing transactions as well as occupancy and equipment costs, increased 29.4% to $18.0 million for the three months ended December 31, 1996, compared with $13.9 million for the three months ended December 31, 1995. This increase was attributable primarily to the increase in sales volume processed partially offset by favorable price renegotiations with communications and authorization vendors. The Company has also continued to emphasize converting existing merchants to, and installing new merchants on, the Company's internal data processing systems, which have lower operating costs than the costs of obtaining data processing services from third-party vendors.

  Total expenses, excluding the one-time merger, integration and impairment charge and the amortization of goodwill and other identifiable intangibles, increased 33.0% to $63.7 million for the six months ended December 31, 1996, compared with $47.9 million for the six months ended December 31, 1995. The increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 33.5% to $23.7 million for the six months ended December 31, 1996, compared with $17.8 million for the six months ended December 31, 1995, primarily due to the increase in the number of employees as a result of the Company's acquisitions and the growth in sales volume processed. Operating expenses increased 26.4% to $34.1 million for the six months ended December 31, 1996, compared with $26.9 million for the six months ended December 31, 1995, due primarily to the increase in sales volume processed partially offset by favorable price renegotiations with communications and authorization vendors.

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

 10.1 1996 Stock Option Plan of the Company, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein.

 10.2 Amendment No. 1 to 1996 Stock Option Plan of the Company, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-15861) and incorporated by reference herein.

 10.3 1996 Restricted Stock Plan of the Company, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein.

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

 11             Computation of Net Income Per Share.
 27*            Financial Data Schedule.

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

  27*                    Financial Data Schedule.

--------------
*Filed herewith.