Form 10-Q/A
period 1997-03-31
FIRST USA PAYMENTECH INC
filed 1997-09-26
CIK 1005759

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
                                                     ------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at April 30, 1997
--------------------------------                --------------------------------
Common Stock, $.01 par value                             34,962,639 shares

                               EXPLANATORY NOTE

First USA Paymentech, Inc. ("the Company") is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 in order to reflect a new income statement format and additional disclosures of related party transactions. The second quarter of fiscal 1997 includes a $3.5 million gain related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual Holdings, Inc. In addition, the third quarter of fiscal 1997 includes a $5.0 million gain related to the termination of an agreement that First USA, Inc. would not compete with the Company for business card customers. Both of these gains are included in Other Income in the reformatted Income Statement.

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 1997 contains revised financial statements (Part I Item 1) and management's discussion and analysis of financial condition and results of operations (Part I Item 2) resulting from the above changes. Each of the items included herein has been restated in full.

                           FIRST USA PAYMENTECH, INC.

                         FORM 10-Q/A QUARTERLY REPORT

                                Amendment No. 1

                               Table of Contents
                               -----------------


PART I.            F I N A N C I A L  I N F O R M A T I O N                 Page

  ITEM 1.  FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets -
           March 31, 1997 (Unaudited) and June 30, 1996.................    3

           Condensed Consolidated Statements of Income (Unaudited) -
           Three and Nine Months Ended March 31, 1997 and 1996..........    4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended March 31, 1997 and 1996....................    5

           Notes to Interim Condensed Consolidated Financial
           Statements (Unaudited).......................................    6


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          Financial Condition and Results of Operations.................    9



PART II.                      O T H E R   I N F O R M A T I O N

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           Index of Exhibits............................................    12
           Reports on Form 8-K..........................................    12

  SIGNATURES............................................................    13

  INDEX OF EXHIBITS.....................................................    14

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
                                                              ========  ========

                            See Accompanying Notes.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 MARCH 31,                   MARCH 31,
                                             --------------------------------------------
                                                1997       1996        1997       1996
                                             --------    --------     --------   --------
Revenues
    Revenue..............................    $ 46,957    $ 32,284     $136,388   $ 89,266
    Other income.........................       5,274         208        9,248        484
                                             --------    --------     --------   --------
      Total revenue......................      52,231      32,492      145,636     89,750
                                             --------    --------     --------   --------

Expenses
    Operating............................      18,786      13,259       52,854     40,202
    Salaries and employee benefits.......      13,433      10,089       37,138     27,852
    Depreciation and amortization........       5,672       2,085       14,356      5,294
    Interest.............................       1,050         697        3,223      1,654
    Merger, integration and impairment...         -           -         15,544        -
                                             --------    --------     --------   --------
      Total expenses....................       38,941      26,130      123,115     75,002
                                             --------    --------     --------   --------

         Income before income taxes......      13,290       6,362       22,521     14,748

    Provision for income taxes...........       5,930       2,474       10,049      5,926
                                             --------    --------     --------   --------

         Net income......................    $  7,360    $  3,888     $ 12,472   $  8,822
                                             ========    ========     ========   ========

    Net Income per share.................    $   0.21    $   0.16     $   0.37   $   0.36
                                             ========    ========     ========   ========

    Weighted average common and common
      equivalent shares outstanding......      35,197      24,816       33,254     24,546
                                             ========    ========     ========   ========

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

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1995 (in thousands, except per share information):

                              NINE MONTHS ENDED
                                  MARCH 31,
                              ------------------
                                1997      1996
                              -------   --------
Total revenue...............  $148,061  $107,377
Income before income taxes..    21,430     4,574
Net income..................    11,784     2,109
Net income per share........  $   0.35  $   0.08


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

NOTE F - RELATED PARTIES
  The Company entered into related party transactions with First USA which were included in other income. The transactions resulted in a $3.5 million gain in December 1996 related to the termination of a call option on warrants held by First USA for stock in First Virtual Holdings, Inc. and a $5.0 million gain in March 1997 related to the termination of an agreement that First USA would not compete with Paymentech for business card customers. Both of these transactions were at terms which the Company believes to be representative of an arms' length transaction.

NOTE G - SUBSEQUENT EVENTS
  In April 1997, the Company filed a shelf registration for 4 million shares of its common stock, $0.01 par value, to allow the Company to take advantage of opportunities in the marketplace by using the shares as consideration in future acquisitions.

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

  Revenue increased 45.4% to $47.0 million for the three months ended March 31, 1997, compared with $32.3 million for the three months ended March 31, 1996. The increase in revenue was the result of the increase in sales volume processed which resulted from the Company's acquisitions of GENSAR, several merchant portfolios and other acquisitions, as well as the Company's direct sales efforts. Bankcard sales volume processed increased 28.7% to $10.2 billion for the three months ended March 31, 1997, compared with $7.9 billion for the three months ended March 31, 1996. Total items processed for the three months ended March 31, 1997 were 335 million. Bankcard sales volume processed includes bankcard transactions derived from the Company's merchant portfolio. Total items processed include bankcard and other credit and debit card transactions, and credit and debit authorization transactions. Comparable information for periods prior to the fiscal quarter ended September 30, 1996 is not available. Other income for the three months ended March 31, 1997, included a $5.0 million gain related to the termination of an agreement that First USA would not compete with the Company for business card customers. Other income also includes interest income from investments.

  For the nine months ended March 31, 1997, revenue increased 52.8% to $136.4 million, compared with $89.3 million for the nine months ended March 31, 1996. Bankcard sales volume processed for the nine months ended March 31, 1997 increased 35.0% to $30.3 billion, compared with $22.4 billion for the same period of 1996. Total items processed for the nine months ended March 31, 1997 were 941 million. The Company attributed the increase in revenue to the increase in sales volume processed as a result of the Company's acquisitions of GENSAR and several merchant portfolios, as well as the Company's direct sales efforts. For the nine months ended March 31, 1997, other income included related party transactions involving the termination of a call option on warrants held by First USA for stock in First Virtual Holdings, Inc. resulting in a $3.5 million gain, and a $5.0 million gain related to the termination of an agreement that First USA would not compete with the Company for business card customers.

  Total expenses, excluding the amortization of goodwill and other identifiable intangibles, were $35.4 million for the three months ended March 31, 1997, compared with $25.4 million for the three months ended March 31, 1996. The 39.1% increase was attributable to acquisitions, primarily GENSAR, and the increase in sales volume processed. Salaries and employee benefits increased 33.2% to $13.4 million for the three months ended March 31, 1997, compared with $10.1 million for the same period in 1996, primarily due to the increase in the number of employees. The number of employees increased from approximately 790 at March 31, 1996 to approximately 1,130 at March 31, 1997. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. Operating expenses, which includes the cost of obtaining authorizations and processing transactions as well as occupancy and equipment costs, increased 41.7% to $18.8 million for the three months ended March 31, 1997, compared with $13.3 million for the three months ended March 31, 1996. This increase was attributable primarily to the increase in sales volume processed. The Company continues to emphasize converting existing merchants to, and installing new merchants on, the Company's internal data processing systems, which have lower operating costs than the costs of obtaining data processing services from third-party vendors.

  Total expenses, excluding the one-time merger, integration and impairment charge and the amortization of goodwill and other identifiable intangibles, increased 35.1% to $99.1 million for the nine months ended March 31, 1997, compared with $73.3 million for the same period in the prior year. The increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Salaries and employee benefits increased 33.3% to $37.1 million for the nine months ended March 31, 1997, compared with $27.9 million for the nine months ended March 31, 1996, primarily due to the increase in the number of employees as a result of the Company's acquisitions and the growth in sales volume processed. Operating expenses increased 31.5% to $52.9 million for the nine months ended March 31, 1997, compared with $40.2 million for the nine months ended March 31, 1996, due primarily to the increase in sales volume processed.

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