Form 10-K
period 1997-06-30
FIRST USA PAYMENTECH INC
filed 1997-09-26
CIK 1005759

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                               ----------------
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 1-14224

                          FIRST USA PAYMENTECH, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
               DELAWARE                              75-2634185
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  1601 ELM STREET, 8TH FLOOR DALLAS,                    75201
                 TEXAS                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 849-4770

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                    NAME OF EXCHANGE

         TITLE OF EACH CLASS                     ON WHICH EACH CLASS OF
                                                   STOCK IS REGISTERED


    Common Stock, $.01 par value
                                                 New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] .

  As of September 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of First USA Paymentech, Inc. Common Stock as reported on the New York Stock Exchange on such date was approximately $442,650,869. For purposes of such calculation, shares owned by directors and executive officers of the Company have been treated as owned by affiliates of the Company, although such treatment is not an admission of the affiliate status of any of such parties. As of September 15, 1997, there were outstanding 35,321,961 shares of First USA Paymentech, Inc. Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the First USA Paymentech, Inc. 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           FIRST USA PAYMENTECH, INC.
                          1997 FORM 10-K ANNUAL REPORT

                               Table Of Contents
                               -----------------
PART I                                                                      Page
                                                                            ----
   ITEM 1.  BUSINESS.......................................................   3
   ITEM 2.  PROPERTIES.....................................................  15
   ITEM 3.  LEGAL PROCEEDINGS..............................................  15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  15

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................  16
   ITEM 6.  SELECTED FINANCIAL DATA........................................  17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS......................................  18
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  25
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................  44

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  45
   ITEM 11. EXECUTIVE COMPENSATION.........................................  46
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................  46
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  47

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K....................................................  49

SIGNATURES.................................................................  51

EXHIBIT INDEX..............................................................  52

                                    PART I

ITEM 1. BUSINESS

  First USA Paymentech, Inc. (the "Company" or "Paymentech"), incorporated in 1995, is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents, and which, according to published industry sources, is the third largest payment processor of bankcard transactions in the United States. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. During fiscal 1997, the Company processed sales volume of approximately $41.3 billion and approximately 1.3 billion total transactions. In addition, the Company issues commercial cards to businesses and other entities, which facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods.

  First USA Financial, Inc. ("First USA") is the beneficial owner of approximately 57% of the outstanding common stock of the Company. First USA's former parent, First USA, Inc., merged with and into BANC ONE CORPORATION ("Banc One") in June 1997, and accordingly First USA is a wholly owned subsidiary of Banc One.

  The address of the principal executive office of the Company is 1601 Elm Street, Dallas, Texas 75201, and its telephone number is (214) 849-4770.

PAYMENT PROCESSING

 General

  According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. During fiscal 1997, the Company processed approximately $41.3 billion in sales volume and approximately 1.3 billion total transactions. The Company markets its services directly to merchants, financial institutions and sales agents, and indirectly through financial institutions and sales agents, which in turn market processing services to merchants.

  The principal operations of the Company are located in Dallas, Texas, with a number of additional sales and support offices throughout the United States. Payment processing operations are primarily performed through the Company's wholly owned subsidiary Paymentech Merchant Services, Inc. ("Merchant Services"). The principal corporate operations of the Company outside of Dallas, Texas are located in Salem, New Hampshire; Tampa, Florida and Salt Lake City, Utah.

 Payment Cycle

  The payment cycle includes authorizing bankcard transactions at the point of sale, capturing data related to transactions, settling transactions with the card associations on behalf of the merchant and providing transaction reporting to the merchant. In the course of processing an electronic transaction, various parties operate together and the authorization and capture process is usually completed within 8-15 seconds. The authorization process includes obtaining approval from the card issuing bank for the cardholder's purchase at the merchant location. Authorization procedures confirm that the cardholder has the available credit to cover the purchase, and verify that the card has not been reported lost or stolen. In the event that the merchant is not able to connect with the electronic draft capture ("EDC") network, the Company provides access to a voice authorization and automated voice response unit that is available 24 hours a day, seven days a week.

  While each transaction is being authorized, the transaction data, including dollar amount and card number, is captured in the EDC network and used in settling the transaction and preparing reports to the merchant. Depending upon the merchant's EDC network, the merchant can capture transactions at the terminal level or the network computer level. The Company's internal proprietary data capture system is capable of managing multiple batches of transactions and data per day from each merchant, which is an important feature during peak sales periods. In addition, the Company's high-speed batch deposit system allows direct response merchants to deliver transactions to the Company and receive immediate authorization responses.

  Settlement involves managing a record of each merchant's transactions and transferring funds from the issuer of the card to the merchant for payment. The Company transmits transaction information to the card issuing bank through Visa and MasterCard and arranges for funds to be transferred to the merchant's bank account via Automated Clearing House or Fedwire transfer, which is ultimately credited to the merchant's account. The cardholder is then billed by the card issuing bank. Settlement payments made to merchant accounts may reflect a discount from the full transaction price, which generally includes the Company's processing fee and Visa and MasterCard interchange and assessments. Each step in the settlement process involves a number of procedures that must be completed in accordance with Visa and MasterCard requirements. From the time of closing a batch of transactions, the merchant's account will generally be credited within 24 to 72 hours.

  The Company uses its internal proprietary network and settlement system and a number of third-party national networks for its authorization, capture and merchant accounting services. The Company has entered into agreements with several third-party vendors which provide processing services to the Company. However, the Company has continued to emphasize converting existing merchants to, and installing new merchants on, the Company's internal data processing systems, which have operating costs that are lower than the costs of obtaining data processing services from third-party vendors.

  In furtherance of the Company's strategy to convert volume to internal systems, in August 1996 the Company acquired GENSAR Holdings Inc. ("GENSAR"), the largest independent provider of third-party credit and debit authorization services to financial institutions and sales agents. This acquisition provided the Company with new and advanced capabilities and product offerings which it previously outsourced.

 Products

  The Company offers a wide range of quality products and services related to payment processing. The Company's proprietary and third-party licensed software applications and equipment permit authorization and capture of Visa, MasterCard, Diners Club, Carte Blanche, JCB, American Express and Discover transactions and various debit network transactions, as well as offering settlement for Visa, MasterCard, Diners Club, Carte Blanche and JCB transactions and various debit network transactions. The Company also provides value-added services in connection with its processing systems, including on-line data access, electronic mail communication capabilities and customized reporting features. The Company has the equipment and applications which permit it to process credit, charge, debit and private label card transactions.

  Retail POS Products. The Company provides products to customers at the point of sale ("POS"), which are known as Paymentech Solutions. POS solutions are available on terminals, PCs or through integrated solutions. Paymentech Solutions include products and PC-support software targeted to specific industries. In addition to the general retail EDC programs, Paymentech Solutions provide products that meet the unique needs of the lodging, dining, direct response, petroleum and convenience store industries.

  Lodging Solutions enable hotels of all sizes to streamline front desk and back office procedures by offering automatic re-authorization at checkout. Through PC-support software and networking, they also enable hotels to consolidate information from the gift shop, restaurant and front desk to a single PC for night auditor or management review. Dining Solutions is the line of specialized software applications for the dining industry, designed to provide easy tip-editing and tab-opening functions and integrated reporting packages which comply with the Internal Revenue Service tip reporting requirements.

  Direct Response Solutions is the Company's comprehensive batch authorization and accounting system developed exclusively for non-face-to-face transactions that provides fast transaction authorization and capture capabilities and installment and deferred billing programs, combined with advanced fraud prevention and chargeback resolution capabilities. Recently the Company began offering these products in Canada, the United Kingdom, Germany and France, utilizing the local currency. The system also provides for automatic address verification which reduces fraud. In addition to bankcard processing, the Company also offers electronic check processing to merchants in the direct response and catalog industries.

  The Company also offers customized POS solution packages for car rental agencies, health care providers, governmental agencies, salons/spas, gas stations, supermarkets and other commercial establishments that are just beginning to accept bankcards as payment.

  Authorization Services. Through its subsidiary, Paymentech Network Services, Inc. ("Network Services"), the Company provides authorization services to financial institutions, sales agents and its direct merchants. The Company's system provides POS transaction processing for host-based or terminal-based electronic payment authorization and draft capture systems.

  Help Desk Services. Through its subsidiary, Merchant-Link, Inc. ("Merchant-Link"), the Company provides one-call technical support for merchants with integrated point-of-sale ("POS") systems. POS systems typically are sold through value-added resellers, which provide system software and hardware support to merchants, but only minimal support for the credit card processing function. The Company's help desk services provide assistance with the credit card processing function, resulting in greater efficiency and responsiveness for the merchant.

  Reporting Products. The Company also provides a range of customized reporting products to customers based on delivery method, data content and frequency. Delivery methods for reports include paper, CD-rom, PC dial, e-mail and file transmission, and data content of reports ranges from summary level deposit information to interchange qualification information. Information grouping is flexible based upon the customer's organization requirements.

  New Product Initiatives. Given the large market potential for Internet transactions, the Company continues to explore processing methods that are secure and effective on the Internet. The Company is testing several alternative approaches to the conduct of on-line commerce using bankcard accounts. During fiscal 1997, the Company implemented systems to process Internet commerce transactions using the Secure Electronic Transactions (SET) Protocol.

  The Company has an investment and processing relationship with First Virtual Holdings, Inc. ("First Virtual"), a public company formed to facilitate Internet commerce. First Virtual offers an off-line Internet payment system which became operational in October 1994. The Company's President and Chief Executive Officer serves as a director on the Board of Directors of First Virtual. First USA also owns a minority interest in First Virtual, which the Company sold to First USA during fiscal 1996.

  The Company has several PC software products that provide deposit and exception data to customers. In cooperation with American Express Co., the Company recently introduced SE Workstation v.3.0, a software productivity product which combines financial data and retrieval information related to the Company's Visa, MasterCard, Diner's Club, and JCB business with similar information related to American Express activity.

 Revenue

  The Company's revenue is generated primarily from fees from merchants related to the processing of transactions (including merchant discount fees) partially offset by interchange fees payable to credit card issuing institutions and fees payable to credit card associations. Revenue also includes fees earned from software maintenance and customer service and fees for the deployment and repair of credit card terminals. In addition, operating revenues earned on settlement assets are included in revenue.

  The processing fees charged to a particular customer vary with the total dollar amount processed, average purchase amount and number of transactions processed for the customer. There are two primary billing methods, each using a per-transaction basis for calculating fees. The first billing method, the discount rate method, is the traditional billing method and is most common for smaller merchants. Under this billing method, a discount rate is charged for each transaction. The other billing method is the per item or transaction fee pricing method. Under this billing method, the merchant is billed a flat fee per transaction, plus Visa and MasterCard interchange and assessments and certain per item fees. Larger merchants often prefer this pass-through billing method to the discount rate method. Financial institutions and sales agents are also generally charged using the per item or transaction fee billing method.

  The Company incurs Visa and MasterCard interchange and assessment charges. Interchange fees are stated fees charged by Visa and MasterCard to reimburse card issuing banks for the risk of transaction fraud, processing expenses and funding during the period from purchase to payment. The fee schedules are set by Visa and MasterCard, and are based upon the type of merchant, transaction type (electronic or paper-based) and settlement time. Interchange fees generally range from 1.25% to 2.1% of the transaction amount. Although interchange rates vary by merchant industry, they are uniform among payment processors. Assessments are stated fees charged by Visa and MasterCard to fund their internal operations. Assessments are also uniform among payment processors.

  The following table provides an example of a transaction in the amount of $100 in the Visa network in which the discount rate charged to the merchant is 2.0%, the interchange fee is 1.25% and the Visa assessment fee is 0.08%. These fees can vary substantially among different merchant types.

         PAYMENTS AND FEES       MERCHANT  THE COMPANY CARD ISSUING BANK VISA
         -----------------       --------  ----------- ----------------- -----
   Transaction Amount........... $100.00    $(100.00)           --         --
   Discount.....................   (2.00)       2.00            --         --
   Interchange Fee..............     --        (1.25)       $  1.25        --
   Assessment Fee...............     --        (0.08)           --       $0.08
   Payment by Card Issuing
    Bank........................     --       100.00        (100.00)       --
   Payment by Cardholder........     --          --          100.00        --
                                 -------    --------        -------      -----
       Revenue.................. $ 98.00    $   0.67        $  1.25      $0.08
                                 =======    ========        =======      =====

 Operating Strategy

  In order to remain competitive in the payment processing industry, the Company continues to dedicate significant resources to acquiring and developing unique products and services that will lower costs, generate new sales and reduce customer attrition. The resulting proprietary products, along with continuing systems enhancements and operating efficiencies, provide improved services for its customers, and the Company believes its dedication to developing these products will allow it to remain highly competitive in the industry.

  The Company is committed to providing superior service and retaining its current customer base. The Company provides an extensive package of high quality service features to its customers, including toll-free customer service and terminal support 24 hours a day, seven days a week, 48-hour terminal replacement, terminal set-up assistance and training for new merchants and flexible reporting capabilities, both in frequency and format. Long-term relationships are established through the continued support and interaction of professional account managers.

  The Company believes that its investment in open systems versus mainframe technology has allowed it to efficiently implement competitive business solutions for its customers. Open systems technology results in lower equipment costs and allows the Company to respond more quickly to market opportunities, resulting in competitive and innovative products and systems.

 Growth Strategy

  The Company focuses its growth strategy in two areas: internal growth and growth through acquisitions. Additionally, the Company benefits from the continuing expansion of the markets which now accept bankcards but have traditionally been cash payment markets.

  Internal Growth. The Company's sales and marketing efforts include both direct and indirect sales efforts. One aspect of the Company's growth strategy relies on sales volume growth from merchants that are solicited directly through the Company's internal sales force. Direct merchants are the most profitable segment of the Company's merchant portfolio. The Company continues to aggressively seek new direct merchant customers of all sizes, especially within the Company's core merchant industries, which include the direct response marketing, retail, travel and entertainment and petroleum industries. The Company also directly markets its authorization services to financial institutions and sales agents.

  The Company also markets its services indirectly to merchants through sales agents and financial institutions. Sales agents provide varying degrees of customer service to the merchants which the Company approves for processing. The fees charged to sales agents by the Company vary based upon level of service provided, allocation of risk of loss and transaction volume. As part of the process of approving a new sales agent, an analysis of the credit of the sales agent as well as its principals is performed. This analysis encompasses a business and personal credit review and contacting Visa and MasterCard regarding the sales agent's relationship with prior processors. The Company is required to register its sales agents with Visa and MasterCard and file quarterly sales and activity reports.

  The Company also markets to merchants through local, regional and national financial institutions. The Company generally assumes the marketing and support functions with respect to these relationships. In June 1997, the Company sold certain non-core business agent bank contracts for $3.4 million in cash and a $3.4 million note receivable.

  The Company is dedicated to increasing the effectiveness and efficiency of its sales team. The Company has a sales force automation system which provides sales tools, instant data access and remote on-line communication to the sales team. The sales group includes field representatives and proactive sales representatives. Proactive sales is the telemarketing arm of the Company and provides the Company with the ability to reach unmanned markets in a cost effective manner. This group also supports the field representatives in a broad range of programs that increase the productivity of the entire team as well as increase penetration in any given vertical or geographic market.

  Acquisitions. The Company completed a number of acquisitions during the past fiscal year and continues to consider acquisition opportunities as an important component of its growth.

  In August 1996, the Company acquired GENSAR, the largest independent third-party processor and one of the premier providers of EDC and authorization services for financial institutions and sales agents. GENSAR processed approximately 300 million transactions annually. This acquisition provided the Company with new and advanced capabilities and product offerings which it previously outsourced. As a result of the GENSAR acquisition, the Company realized cost savings through vertical integration of formerly outsourced services, enhanced existing products and services and generated new revenue by establishing itself as a third-party processor.

  In January 1997, the Company purchased all of the outstanding common stock of Merchant-Link. This acquisition provided the Company with the ability to offer one-call help desk service capabilities for merchants with integrated POS systems.

  In February 1997, the company purchased certain assets of TransGlobal Systems, Inc. ("TransGlobal"), a processor of merchant credit card transactions. The assets consisted primarily of a portfolio of merchants in the hospitality and travel industries, as well as certain related systems and software. This acquisition provided the Company the ability to offer a range of customized POS applications and services tailored to the unique requirements of lodging, cruise line, and restaurant merchants. These capabilities include stand-alone dial-up terminal programs, PC applications to support multiple terminals and/or industries, a chargeback system written specifically for the travel and entertainment industry, and management reporting tailored to the hospitality industry.

  In addition, during fiscal 1997 the Company purchased an additional 17 merchant portfolios, including the portfolios of CheckFree Corporation ("CheckFree"), and Mercantile Bancorporation Inc. The CheckFree portfolio includes merchants with recurring billing needs, such as membership and service fees, and provides merchants with the ability to directly debit either a customer's credit card or checking account. Typical merchants include Internet service providers, on-line interactive retailers, cellular communications companies, and utility and insurance companies.

 Customer Base

  The Company's customer base consists of a diverse group of merchants, sales agents and financial institutions. The Company's customer base is national in scope, and includes customers of various sizes and in a number of industries. The Company also began to offer international processing services during fiscal 1997. During fiscal 1997, no one customer represented in excess of 5% of the Company's annual sales volume processed.

  The Company's merchant portfolio includes national accounts, as well as many smaller, regional merchants. The merchant portfolio contains concentrations of merchants in several industries. The largest industry categories as of June 30, 1997 were direct response marketing (38%), retail (27%), travel and entertainment (18%) and petroleum (10%).

  Customer attrition is a normal part of the payment processing business. The Company believes that providing cost-effective, reliable and responsive service is the most effective long-term strategy to attracting and retaining customers in a competitive industry. In addition to the loss of customers experienced by the Company due to attrition, in certain cases the Company has elected not to continue processing for customers that were experiencing financial difficulties. The Company has also lost customer accounts to competitors in situations in which the Company was unwilling to match a competitor's rates in light of the credit risks associated with the particular customer or its industry.

 Credit

  Visa and MasterCard require that an in-depth examination of a merchant be performed prior to processing for the merchant. The Company has established a credit review policy that exceeds the minimum Visa and MasterCard standards and examines other significant areas identified through its experience in the payment processing business. For each merchant, the Company conducts a premises inspection of the merchant location that includes verifying that the location, the merchandise, the estimated sales volume and the average ticket appear reasonable for the type of business. A review of the relationship with the previous processor is conducted to determine the reason the merchant is changing processors. An acceptable Combined Terminated Merchant File Report, which is a report derived from a Visa and MasterCard database of merchants who have violated Visa and MasterCard rules in the past, an acceptable credit bureau report on principals of the business and acceptable financial statements for the business are also required.

  After merchants begin processing, the Company reviews unusual activity on a daily basis. Visa and MasterCard have established minimum standards for weekly review. The Company believes that its daily procedures generally exceed these standards. Volume and average ticket variations are analyzed along with excessive even dollar transactions, duplicate amounts, duplicate cardholder transactions, keyed transactions and chargebacks. The Company has the ability to hold a merchant's daily settlement if fraudulent activity is suspected. Security analysts talk to cardholder banks, cardholders, Visa and MasterCard, as well as the merchants to determine if the unusual activity is legitimate or fraudulent. If fraudulent activity is discovered, the merchant is terminated and placed in the Combined Terminated Merchant File so that future processors will be aware of previous problems.

  The Company also reviews potential merchants based upon the merchant's industry. According to Visa and MasterCard rules, the Company has contingent liability for chargeback transactions. For most industry types, a chargeback and potential Company liability is unlikely and limited because the product or service charged by the cardholder is delivered upon payment. However, for industries where the card is not present at the time of the transaction, such as in the direct response industry, which includes the mail order and telephone order businesses, the Company's potential liability is greater. The Company takes these and other risks into account in making its credit determinations with respect to potential new merchants. At June 30, 1997, the Company had cash reserves from certain customers aggregating approximately $18.9 million as an offset to potential contingent liabilities that are the responsibility of such customers. These cash reserves are primarily related to merchants in the direct response industry.

  Credit losses incurred by the Company with respect to its payment processing business were approximately $1.6 million, $640,000 and $310,000 in fiscal 1997, 1996 and 1995, respectively, compared to total sales volume processed in such periods of $41.3 billion, $30.9 billion, and $20.1 billion, respectively. Beginning in fiscal 1997, credit losses include losses incurred as a result of third-party authorization transactions. The Company believes that this loss history is significantly better than that of the industry. The Company's payment processing operations are not exposed to cardholder credit losses. However, the Company's commercial card operations incurred $364,000 in credit losses during fiscal 1997.

  The Company also in most cases performs a credit analysis of sales agents prior to processing for such sales agents. Such review includes a business and personal credit review of the sales agent and its principals, as well as contacting Visa and MasterCard regarding the sales agent's relationship with prior processors.

 Competition

  The payment processing market is highly competitive. Uniform interchange requirements and Visa and MasterCard compliance rules limit significant pricing variances among processors. Therefore, the Company competes on the basis of customer service, product features and customized solutions, processing speed and systems reliability, and the Company believes that these are the critical factors analyzed by merchants when choosing a payment processor.

  As a result of its single purpose focus and many years of experience in payment processing, the Company has been able to develop operating efficiencies which the Company believes allow it to competitively bid for new business. In addition, the Company has continually made technological improvements, and is thus able to respond to the unique needs of customers in various industries. Furthermore, such single purpose focus allows the Company's workforce to provide more responsive customer service to customers.

  Investment in open systems technology versus mainframe technology has allowed the Company to efficiently implement competitive business solutions for its customers. Open systems technology results in lower equipment costs and allows the Company to respond more quickly to market opportunities, resulting in competitive and innovative products and systems. Through a combination of strategic acquisitions and construction of custom solutions, the Company believes that it continues to deliver innovative choices to its customers. Responding to the changing point of sale environment and rapidly evolving payment systems is an ongoing requirement for payment processors.

  The payment processing industry has consolidated significantly in the past few years, due to the large investments required for the development of technologically advanced systems and expanded business services. The Company believes this trend will continue as the technological demand on processors continues to increase.

COMMERCIAL CARDS

  The Company conducts its commercial card operations in Salt Lake City, Utah through its wholly owned subsidiary, First USA Financial Services, Inc. ("Financial Services"). The Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods. The Company began to issue its commercial cards in September 1995 following receipt of an initial capital contribution of $16.1 million from First USA. Commercial card revenue is derived primarily from interchange, fee and interest income.

  The Company's current operating and growth strategies are to aggressively market its commercial card products and develop customer relationships that will provide strategic business opportunities for growth. In addition to developing its own partnerships with financial institutions, corporations and other entities, the Company expects to realize synergies from existing customer relationships established by its payment processing business, and can rely upon its existing telemarketing and other sales and marketing structures. The Company believes it is uniquely positioned in its ability to offer one-stop payment processing solutions to customers that include integrated payment processing and commercial card services.

  The Company offers various types of Visa and MasterCard cards to its customers. The origination and servicing of Visa and MasterCard accounts is subject to the terms and conditions of membership in Visa and MasterCard, and the Company has agreed to comply with the By-laws and Operating Regulations of Visa and MasterCard, which are subject to change.

  The Company offers its products for use by officers, directors, employees and other individuals designated by a customer in connection with business expenditures by such individuals. Each account is subject to an agreement with the customer governing the terms and conditions of the related Visa or MasterCard account, and in most cases, agreements with each individual Cardmember.

  The Company's product offerings include corporate cards, which are non-revolving charge cards designed for use by medium to large companies for travel and entertainment expenditures. Annual fees are negotiable based upon certain pricing assumptions made by the Company, including the number of cards that will be issued for the account of the customer, the expected aggregate charge volume for the cards issued, the length of the billing cycle, the anticipated credit losses associated with the cards, the liability structure of the card account agreements and other considerations. The Company also charges other fees associated with corporate cards, including late, cash advance and returned check fees. Customers generally pay daily, weekly or pursuant to other billing options of 30 days or less from the billing date. A standard reporting package is provided to each customer, with enhanced on-line packages available at the customer's request. As an incentive to the customer to encourage use of its corporate cards, the Company may in some instances pay rebates to the customer if certain charge volume or other requirements are met.

  In addition to corporate cards, the Company offers purchasing cards, which are non-revolving charge cards designed for use by medium to large companies, and are used by employees who are responsible for making regular purchases of equipment, supplies and services on behalf of the customer. The purchasing card permits the Cardmember to charge such items in a streamlined fashion without the need for cumbersome and paper-intensive purchase orders and invoices. The reporting package provided by the Company in connection with the purchasing card provides detailed information regarding the products purchased and other relevant information required for the customer's records, thereby helping to eliminate the need for purchase orders and invoices. As with corporate cards, annual fees charged for purchasing cards are negotiable based upon certain pricing assumptions made by the Company, and in certain instances the Company may grant rebates if a customer meets certain charge volume or other requirements. The Company may also charge other fees associated with the purchasing cards, including late, cash advance and returned check fees. The Company also offers access to a cardless account through which purchases can be made by authorized users for specific types of charges or charges made with specific vendors. The fees and charges associated with these accounts are similar to those charged for corporate card and purchasing card accounts.

  During fiscal 1997, the Company and PHH Vehicle Management Services Corporation ("PHH") formed a limited liability company for the purpose of offering commercial cards that combine fleet, purchasing and travel and entertainment needs in a single card. This MasterCard-branded product is designed for companies with mobile employees requiring specific reporting information and flexibility in card spending. In connection with this transaction, PHH contributed its existing private label fleet card portfolio to the limited liability company.

  The Company's products also include business cards designed for use by small to medium companies for routine business purchases, including travel and entertainment expenditures and equipment and supply purchases. Business cards offer a revolving line of credit to Cardmembers at a floating interest rate which adjusts monthly based upon the prime rate determined on a specified date.

  The Company competes with national, regional and other issuers of commercial cards. In seeking funding from the public, the Company faces competition from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits and/or sell debt securities. The primary methods of funding Financial Services include issuing certificates of deposit and other borrowings. Financial Services' liquidity is invested in overnight reverse repurchase agreements and other short-term investments. Financial Services' Asset and Liability Committee, consisting of executive management, reviews and manages all funding and liquidity decisions. The Company has an agreement with a third-party vendor for data processing services in connection with the Company's commercial card business.

  The Company currently expects its commercial card operations to become profitable by the end of fiscal 1998. The losses associated with this operation did not have a material impact on the consolidated results of the Company in fiscal 1997.

EMPLOYEES

  At June 30, 1997, the Company and its subsidiaries had approximately 1,200 employees. The Company views current employee relations to be satisfactory. None of the Company's employees are covered under collective bargaining agreements.

REGULATION OF FINANCIAL SERVICES

  Financial Services is an industrial loan corporation chartered under the laws of the State of Utah, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. Financial Services is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC, as administrator of the BIF. Financial Services received FDIC approval for federal deposit insurance in September 1995.

  The federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Financial Services. The following description of statutory and regulatory provisions, which is not intended to be a complete description of these provisions or their effects on Financial Services, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

 Holding Company Status

  Generally a company which controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company under the BHCA and becomes subject to regulation and examination as a bank holding company by the Federal Reserve Board. The Company is not a bank holding company under the BHCA, as a result of ownership of Financial Services because Financial Services meets criteria to cause it to be exempt from the definition of "bank" under the BHCA. However, the Company's indirect majority shareholder, Banc One, is a bank holding company under the BHCA. As a bank holding company, Banc One's activities and those of its banking and nonbanking subsidiaries (including the Company) are limited to the business of banking and activities closely related or incidental to banking. The Company's status as a subsidiary of a bank holding company has not materially restricted, curtailed or eliminated its current operations or activities, which generally conform to these requirements. However, the Company's future operations, investments and activities will be limited to the business of banking and may be subject to prior approval by the Federal Reserve Board, so long as Banc One owns a controlling interest in the Company's securities.

 Liability for Commonly-Controlled Institutions

  A depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of any commonly-controlled FDIC-insured institution, or any assistance provided by the FDIC to such commonly-controlled institution which is in danger of default. All FDIC-insured depository institutions controlled by Banc One are insured depository institutions under common control with Financial Services for purposes of this statutory provision.

 Dividends and Transactions with Affiliates

  There are various limitations under federal and Utah law on the extent to which Financial Services can finance or otherwise supply funds, through dividends, loans or otherwise, to the Company's and Financial Services' other affiliates. These limitations include minimum regulatory capital requirements, Utah requirements concerning the payment of dividends out of net profits or surplus, and Sections 23A and 23B of the Federal Reserve Act, governing transactions between an insured depository institution and its affiliates.

 Capital Maintenance and FDICIA

  Financial Services is currently subject to capital adequacy guidelines adopted by the FDIC, which provide generally for a minimum ratio of Tier 1 capital to risk-weighted assets (which are the credit risk equivalents of both balance sheet items and certain off balance sheet items, such as stand-by letters of credit) of 4%, and a minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of 8%. In addition, the guidelines provide for a minimum leverage ratio (Tier 1 capital to total assets) of 3% for the most highly-rated institutions, and not less than 4% for all other institutions. The FDIC's risk-based and leverage ratios are minimum supervisory ratios generally applicable to banks that meet certain specified criteria, including having the highest regulatory rating. Banks not meeting these criteria are expected to operate with capital positions well above the minimum ratios. Failure to meet applicable capital guidelines could subject Financial Services to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, the termination of deposit insurance by the FDIC or placing the institution into conservatorship or receivership. As of June 30, 1997, Financial Services' total risk-based capital ratio was 40.7%, its Tier 1 risk-based capital ratio was 39.9% and its leverage ratio was 32.7%, which reflect the start-up nature of its operations.

  In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are empowered, and in certain cases required, to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, including, in the most severe cases, placing an institution into conservatorship or receivership. The extent of the agencies' powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Among other things, an institution in one of the three undercapitalized categories is required to submit a capital restoration plan to its appropriate federal regulator, and the capital restoration plan will not be accepted without the guaranty of the institution's parent company. As of June 30, 1997, Financial Services met the capital requirements of a "well capitalized" institution.

  Financial Services may accept brokered deposits as part of its funding. Under FDICIA, only "well capitalized" and "adequately capitalized" banks may accept brokered deposits. "Adequately capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and there are limitations on the rates that may be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

 Enforcement Powers of Federal and State Regulators

  The FDIC has broad enforcement powers over the institutions it regulates, including the power to terminate deposit insurance, impose substantial fines and other civil penalties and, in the most severe cases, to appoint a conservator or receiver. In addition, the Utah Commissioner of Financial Institutions also has broad enforcement powers under state law, including the power to take possession of an institution in certain circumstances.

 Lending Activities

  Although Financial Services' activities are commercial and not consumer-oriented, its activities as a credit card lender may be subject to regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Soldiers' and Sailors' Civil Relief Act, as well as state lending laws. Where applicable, regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Financial Services to pay restitution to injured Cardmembers. Cardmembers may also bring actions for up to treble damages for certain violations. Federal and state bankruptcy and debtor relief laws may also affect Financial Services' ability to collect outstanding balances owed by Cardmembers who seek relief under these statutes.

CAUTIONARY STATEMENTS

  Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, account origination and growth, customer base, anticipated operations costs and employment growth, anticipated marketing expense or anticipated credit and other losses. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following factors discussed below as well as other factors have also been discussed in prior filings made by the Company.

  Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to the following:

 Competition

  Intense and increasing competition exists in the industry from numerous providers of financial products and services who may employ various competitive strategies. Competitive pressures by other providers have made it difficult for payment processors to pass through their costs, such as Visa and MasterCard interchange and assessments, to customers and could require the Company to absorb increases in costs to maintain its customer base. In addition, financial institutions which compete with the Company may leverage existing lending or other relationships with potential customers. The Company also competes against issuers of commercial cards that are offering highly competitive and attractive rates, including rates which are at or below rates charged by the Company, in order to preserve or gain market share.

 Industry Consolidation

  Industry consolidation has enabled a few of the Company's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company. The highly competitive nature of the payment processing industry combined with the market's requirement that payment processors continue to invest in and provide advanced and efficient technology to their customers has caused other payment processors to leave the business or merge with other providers resulting in significant consolidation in the industry.

 Acquisitions

  The Company's ability to identify and consummate acquisitions of merchant portfolios, operating businesses and payment processing assets upon satisfactory terms and the Company's ability to achieve a smooth and timely integration of newly acquired assets and operating businesses and to achieve anticipated synergies. The Company has relied in part on such acquisitions in order to achieve greater economies of scale and to develop new types of systems and expertise. However, the Company faces competition within the industry for future acquisitions and similar growth opportunities.

 Contingent Liabilities

  Increased chargeback and other losses due to the Company's contingent liability for such losses through its merchants (such as where the cardholder is dissatisfied with the product or service charged); costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in chargeback and other losses; effects of fraud by third-parties or customers; and increased collection costs associated with such occurrences.

 Technology

  Systems delays, malfunctions and errors in the proprietary and third-party systems and networks used by the Company for its payment processing services may lead to processing delays, additional costs to the Company and, if not corrected in a timely fashion, customer dissatisfaction, which could ultimately affect the Company's customer base and the level of service it is able to provide to its customers.

 New Products and Services

  The impact of difficulties or delays in the development, production, testing and marketing of products or services, including the Company's commercial card operations, and the impact of the costs and losses associated with such difficulties or delays. These may include, without limitation, a failure to implement new product or service programs when anticipated, the failure of customers to accept these products or services when planned, losses associated with the testing of new products or services or financial, legal or other difficulties that may arise in the course of such implementation.

 Credit Card Acceptance

  The impact of a lack of growth or a decline in the number and scope of card-based payment transactions, on a worldwide basis, and a lack of growth or a decline in the types of industries and merchants that accept card-based transactions as a method of payment.

 Seasonality

  The impact of seasonality in the Company's business, typically realizing higher revenue in its second fiscal quarter, which includes the end of the year holiday season.

 Regulation

  The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in taxation of the Company's earnings. For example, in recent years, several pieces of legislation have been proposed by members of Congress which, if adopted, would have had the effect of limiting the interest rate that could be charged on credit card accounts by credit card issuers.

 Parent Company Merger

  In June 1997, Paymentech's former indirect parent company, First USA, Inc., merged with and into Banc One, resulting in Banc One being the indirect owner of 57% of Paymentech's outstanding stock. Banc One has stated that it expects to reduce its ownership of Paymentech, provided such reduction is accomplished in a way to preserve the pooling accounting treatment of the Banc One/First USA, Inc. merger. The Company understands that such treatment could be compromised if Paymentech were to issue common stock, including in an acquisition or in a capital-raising offering, in an aggregate amount which would cause Banc One's ownership to fall below a controlling interest. In addition, the Company believes that growth in its third-party authorization services and the number of acquisitions completed has slowed and been hampered by the reluctance of some banks to engage in business with a subsidiary of a large bank holding company. Banc One also owns a 50% interest in an alliance with First Data Corporation, which alliance is a competitor of Paymentech. Banc One refers all prospective merchant customers from its branch network to such alliance.

ITEM 2. PROPERTIES

  First USA provides the Company with its principal office space in Dallas, Texas consisting of approximately 110,000 square feet, pursuant to two subleases. The Company's right to use such space expires upon the expiration of First USA's underlying leases therefor in June 2005, unless First USA exercises its right to extend the leases for two successive five-year periods. See Item 13, "Certain Relationships and Related Transactions." The Company leases additional facilities from which certain other operations of the Company are conducted.

ITEM 3. LEGAL PROCEEDINGS

  The Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1997, no matters were submitted to a vote of the stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's common stock, $0.01 par value (the "Common Stock") is listed for trading on the New York Stock Exchange and began trading under the symbol PTI on March 22, 1996. Paymentech's initial offering price was $21.00 per share. As of June 30, 1997, Paymentech had 189 common stockholders of record. During fiscal 1997, Paymentech did not declare or pay any dividends. Paymentech's dividend policy since its initial public offering in March 1996 has been to retain earnings for future growth. On June 30, 1997, the closing market price was $28.94. During the last two fiscal years, the high and low sales prices and the close sales prices at the end of each fiscal quarter on common stock per share have been:

                                    FISCAL YEAR ENDED JUNE 30,
                         ------------------------------------------------
                                   1997                     1996
                         ------------------------- ----------------------
                          HIGH     LOW     CLOSE    HIGH     LOW   CLOSE
                         ------- ------- --------- ------- ------- ------
Fourth fiscal quarter... $34 1/4 $20 5/8 $28 15/16 $47 3/8 $34 1/2 $   40
Third fiscal quarter....  35 3/4      25    26 1/8  37 1/4  30 1/8 35 1/4
Second fiscal quarter...  42 1/4      33    33 7/8
First fiscal quarter....  43 3/4      34    40 5/8

ITEM 6.SELECTED FINANCIAL DATA

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                         FIVE-YEAR STATISTICAL SUMMARY

                                          FISCAL YEAR ENDED JUNE 30,
                          -----------------------------------------------------------
(IN THOUSANDS, EXCEPT
PER SHARE DATA)              1997        1996        1995        1994        1993
------------------------  ----------- ----------- ----------- ----------- -----------
STATEMENT OF INCOME
Revenue.................  $   186,143 $   124,067 $    88,527 $    64,379 $    51,678
Other income............       16,247       1,744         --          --          --
                          ----------- ----------- ----------- ----------- -----------
Total revenue...........      202,390     125,811      88,527      64,379      51,678
                          ----------- ----------- ----------- ----------- -----------
Operating expenses......       77,462      53,795      41,467      34,410      28,590
Salaries and employee
 benefits expense.......       51,712      38,753      31,051      19,028      15,618
Depreciation and
 amortization expense...       20,572       7,669       4,210       1,794       1,275
Interest expense........        4,884       1,842         589         307         362
Merger, integration and
 impairment charges.....       20,541         --          --          --          --
First USA, Inc./Banc One
 merger expense.........       12,473         --          --          --          --
                          ----------- ----------- ----------- ----------- -----------
Total expenses..........      187,644     102,059      77,317      55,539      45,845
                          ----------- ----------- ----------- ----------- -----------
Income before income
 taxes..................       14,746      23,752      11,210       8,840       5,833
Provision for income
 taxes..................       11,020       9,500       3,290       2,489       1,714
                          ----------- ----------- ----------- ----------- -----------
Net income..............  $     3,726 $    14,252 $     7,920 $     6,351 $     4,119
                          =========== =========== =========== =========== ===========
Net income per share....  $      0.11 $      0.54 $      0.32 $      0.26 $      0.17
                          =========== =========== =========== =========== ===========
BALANCE SHEET STATISTICS
Purchased merchant
 portfolios, goodwill
 and other intangibles,
 net....................  $   352,503 $    88,894 $    40,024 $     3,930 $     2,290
Total assets............      631,000     290,221      84,038      37,805      24,500
Stockholders' equity....      359,415     231,064      47,232      14,728      11,683
OTHER DATA
Bankcard sales volume
 processed..............  $41,301,879 $30,875,857 $20,059,066 $18,425,550 $13,467,563
Total items processed*..    1,332,519     574,157     358,705     321,791     237,740

--------
* Total items processed for the fiscal year ended June 30, 1997, includes bankcard and other credit and debit card transactions, and credit and debit authorization transactions. For the prior fiscal years, total items processed includes bankcard transactions only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Paymentech engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. Paymentech also provides third-party credit and debit authorization services to financial institutions, sales agents and Paymentech's direct merchants. During the fiscal year ended June 30, 1997, Paymentech processed approximately $41.3 billion in sales volume and
1.3 billion total transactions, making it the third largest processor of bankcard transactions for merchants in the United States, according to published industry sources. In addition, Paymentech markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

  The Company is a 57%-owned subsidiary of First USA, which is a wholly owned subsidiary of Banc One.

BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES

  In recent years, Paymentech has experienced significant growth through acquisitions of other processing services operations and merchant portfolios.

  On August 19, 1996, Paymentech purchased for approximately $170 million all of the outstanding common stock of GENSAR. GENSAR was one of the nation's largest providers of third-party credit and debit authorization services to financial institutions, sales agents and direct merchants. Prior to its acquisition, GENSAR also engaged in the payment processing business and maintained a payment processing portfolio with approximately $1 billion in annual sales volume. The acquisition of GENSAR enables Paymentech to offer third-party credit and debit authorization services to financial institutions, sales agents and Paymentech's direct merchants. These services are offered through Network Services (formerly GENSAR Technologies Inc.). The acquisition also enables Paymentech to directly provide its existing customers with point-of-sale products and services that had previously been primarily outsourced. As a result of the GENSAR acquisition, Paymentech realized cost savings through vertical integration of formerly outsourced services, enhanced existing products and services and generated new revenue by establishing itself as a third-party processor. This acquisition was accounted for as a purchase, and accordingly, GENSAR's results are included in Paymentech's results of operations from the date of acquisition.

  In January 1997, Paymentech purchased all of the outstanding capital stock of Merchant-Link for approximately $4.8 million, which included $4.5 million of the Company's Common Stock and $280,000 in cash. As a result of certain performance objectives being met by Merchant-Link, in August 1997, the Company paid an additional $1.5 million in Common Stock. Additional payments of up to $3.7 million in Common Stock may be paid if certain performance objectives are met during fiscal 1998. The merger agreement provides that in the event certain price levels with respect to the Common Stock are not met at the conclusion of two years from the acquisition date, additional amounts of Common Stock or cash will be paid. Merchant-Link provides one-call support for merchants with integrated point-of-sale systems. This acquisition was accounted for as a purchase, and accordingly, Merchant-Link's results are included in Paymentech's results of operations from the date of acquisition.

  In February 1997, Paymentech paid $6.5 million for certain assets of TransGlobal, a processor of merchant credit card transactions. The TransGlobal merchant portfolio consists primarily of merchants in the hospitality and travel industries. This acquisition was accounted for as a purchase.

  First USA, Inc. issued common stock in September 1995 valued at $85.0 million in exchange for all the common stock of Litle & Company, Inc. ("Litle"). Litle, a participant in the direct response payment processing business, was subsequently merged with a subsidiary of the Company. This acquisition was accounted for as a pooling of interests, and therefore, the Company's consolidated financial statements include Litle's operations for all prior fiscal years presented.

  In August 1995, the Company paid $34.0 million in cash for certain assets of DMGT Corporation ("DMGT"), a participant in the direct response payment processing business. This acquisition was accounted for as a purchase.

  During fiscal 1997, the Company completed the process of combining the operations of Litle and DMGT into a single facility. This operation is now known as Paymentech New Hampshire, Inc. ("Paymentech New Hampshire"). As a result of the combination, the Company realized cost savings, primarily from reduced salary and employee benefits and data processing and communications costs. In addition to the benefits of combining these two operations, the Company expects to continue to realize additional synergies between the combined direct response operation and its existing merchant processing operations.

  In December 1995, the Company and First USA, Inc. purchased the capital stock of Mokarow & Associates, Inc. ("Mokarow"), a sales agent, for approximately $14.3 million: $12.0 million in stock of First USA, Inc. and $2.3 million in cash. First USA, Inc. contributed its investment in Mokarow to the Company as a capital contribution.

  During fiscal 1997, Paymentech purchased an additional 17 merchant portfolios for a total of $39.9 million, including the portfolios of CheckFree and Mercantile Bancorporation Inc. The CheckFree portfolio consists primarily of merchants with recurring billing needs. In fiscal 1996 and 1995, Paymentech purchased merchant portfolios for $4.7 million and $300,000, respectively.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1997

  Net income for the fiscal year ended June 30, 1997 decreased to $3.7 million, or $0.11 per share. Net income, excluding the effect of the one-time merger, integration and impairment charges, the First USA, Inc./Banc One merger expense and the one-time increase to operating expenses, increased to $29.9 million, or $0.89 per share for the fiscal year ended June 30, 1997, compared with $14.3 million, or $0.54 per share, for the fiscal year ended June 30, 1996. The one-time merger, integration and impairment charge related to GENSAR of $9.7 million after tax, or $0.29 per share included costs related to the conversion from the third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. An additional impairment charge of $3.1 million after tax, or $0.09 per share was incurred in the fourth quarter to write-off certain assets consisting primarily of obsolete technology and obsolete terminal inventory, not related to core business systems. The one-time expense related to the First USA, Inc. and Banc One merger of $10.8 million after tax, or $0.32 per share included the cost associated with the accelerated vesting of First USA, Inc. restricted stock grants and forgiveness of stock loans provided by First USA to Paymentech employees. This was a noncash expense with an offsetting increase to stockholders' equity. A one-time increase to operating expenses of $2.5 million after tax, or $0.08 per share was recorded in the fourth quarter to write-off certain miscellaneous assets with shortened useful lives. Net income included the operating results of GENSAR and Merchant-Link since their acquisition dates of August 1996 and January 1997, respectively.

  Revenue increased 50.0% to $186.1 million for the fiscal year ended June 30, 1997, compared with $124.1 million for fiscal 1996. The Company attributes the increase in revenue primarily to the increase in sales volume processed as a result of its direct sales efforts and its acquisitions of merchant portfolios and other processing-related companies. Sales volume processed increased 33.8% to $41.3 billion for the fiscal year ended June 30, 1997, compared with $30.9 billion for the fiscal year ended June 30, 1996. Other income included related party transactions with First USA, Inc. resulting in a $3.5 million gain related to the termination of a call option on warrants for stock in First Virtual and a $5.0 million gain related to the termination of an agreement that First USA, Inc. would not compete with Paymentech for business card customers. Both of these transactions were on terms which the Company believes to be representative of an arms' length transaction. Other income also included a $6.8 million gain related to the divestiture of a portfolio of certain agent bank contracts which did not represent core business. The purchaser of the agent bank contracts also entered into a processing agreement with the Company which provides an ongoing revenue stream. In addition, other income includes interest income from investments.

  Total expenses, excluding the one-time merger, integration and impairment charges, the First USA, Inc./Banc One merger expense, the one-time increase to operating expenses to reflect shortened useful lives of certain assets and the amortization of goodwill, purchased merchant portfolios and other intangibles, increased 38.8% to $138.2 million for the fiscal year ended June 30, 1997, compared with $99.6 million for the fiscal year ended June 30, 1996. The increase was primarily the result of the GENSAR acquisition and the increase in sales volume processed. Total expenses for the fiscal year ended June 30, 1997 increased 83.9% to $187.6 million, compared with $102.1 million for the fiscal year ended June 30, 1996. Salaries and employee benefits increased 33.4% to $51.7 million for the fiscal year ended June 30, 1997, compared with $38.8 million for the fiscal year ended June 30, 1996. This resulted from an increase in the number of employees to approximately 1,200 from 830, primarily as a result of the Company's acquisitions and the growth in sales volume processed. Operating expenses, which includes the cost of obtaining authorizations and processing transactions as well as occupancy and equipment costs, increased 44.0% to $77.5 million for the fiscal year ended June 30, 1997, compared with $53.8 million for the fiscal year ended June 30, 1996. This was partially due to a one-time expense of $4.0 million to write-off certain miscellaneous assets with shortened useful lives. Also, contributing to this change was an increase in sales volume processed, partially offset by cost savings realized as a result of converting existing merchants to, and installing new merchants on, Paymentech's internal data processing systems, which have lower operating costs than the costs of obtaining data processing services from third-party vendors. Operating expenses, excluding the one-time expense, for the fiscal year ended June 30, 1997 increased 36.6% to $73.5 million.

  Depreciation and amortization was $20.6 million for the fiscal year ended June 30, 1997, compared with $7.7 million for the same period of 1996. This increase reflects the amortization of goodwill, purchased merchant portfolios and other intangibles, and depreciation of property and equipment related to acquisitions as well as investments in technology made during the year.

  The one-time merger, integration and impairment charges recorded in fiscal 1997 include costs related to the conversion from third-party authorization networks to GENSAR's authorization network of $6.4 million, the closure of certain offices of $7.6 million and employee severance of $1.5 million. The conversion costs consist primarily of the incremental labor costs of converting existing merchant customers to the GENSAR authorization network. The charge of $7.6 million related to office closings includes lease termination costs as well as the write-off of $3.7 million pertaining to certain intangible assets related to systems that will no longer be used. The employee severance costs are primarily for individuals displaced as a result of certain office closings. In addition, the one-time merger, integration and impairment charges include a $5.0 million write-off of certain assets consisting primarily of obsolete technology and obsolete terminal inventory, not related to core business lines.

  The First USA, Inc./Banc One merger expense included the costs associated with the accelerated vesting of First USA, Inc. restricted stock grants and forgiveness of stock loans provided by First USA to certain key Paymentech employees. Certain key employees of the Company participated in First USA, Inc.'s 1994 Restricted Stock Plan which allowed the granting of First USA, Inc. restricted stock to eligible employees. First USA, Inc. restricted stock was transferred to the recipient without payment to the Company or First USA, Inc., and is subject to certain restrictions and risk of forfeiture. These restrictions lapsed upon the merger of First USA, Inc. and Banc One, generating an expense related to Paymentech employees of $6.6 million. In addition, in March 1996, First USA made loans to certain key employees of the Company to exercise 30 day stock options for Paymentech common stock at the initial public offering price. The terms of these loans called for the outstanding principal and accrued interest to be forgiven upon a change of control of either First USA, Inc. or Paymentech. Therefore, these loans were forgiven upon the merger of First USA, Inc. with Banc One, resulting in an expense related to Paymentech employees of $5.9 million. Paymentech did not expend any cash relative to either expense; rather, the total $12.5 million is treated as a capital contribution from First USA to Paymentech.

  The following table presents, for the periods indicated, the percentage of total revenue represented by certain expense items in Paymentech's consolidated statements of income:

                                                           PERCENT CHANGE
                         FISCAL YEAR ENDED JUNE 30,      INCREASE (DECREASE)
                         ------------------------------  ----------------------
                                                         1997 VS.     1996 VS.
                          1997(/1/)   1996      1995       1996         1995
                         --------------------  --------  ---------    ---------
TOTAL REVENUES..........      100.0%    100.0%    100.0%        0.0%         0.0%
EXPENSES
Operating, before
 charges discussed at
 (1) below..............       36.3      42.7      46.7       (15.0)        (8.6)
Salaries and employee
 benefits...............       25.5      30.8      35.1       (17.2)       (12.3)
Depreciation and
 amortization...........       10.2       6.1       4.8        67.2         27.1
Interest................        2.4       1.5       0.7        60.0        114.3
                           --------  --------  --------
  Total expenses, before
   charges discussed at
   (1) below............       74.4      81.1      87.3        (8.3)        (7.1)
                           --------  --------  --------
    INCOME BEFORE INCOME
     TAXES, before
     charges discussed
     at (1) below.......       25.6%     18.9%     12.7%       35.4%        48.8%
                           ========  ========  ========

--------
(1) Excludes the effect of the one-time merger, integration and impairment charges, the First USA, Inc./Banc One merger expense and the one-time increase to operating expenses.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1996

  Net income for the fiscal year ended June 30, 1996, increased 79.9% to $14.3 million, or $0.54 per share, compared with $7.9 million, or $0.32 per share, for the fiscal year ended June 30, 1995. Net income for the fiscal year ended June 30, 1996, included a net charge of $1.0 million related to the Litle acquisition offset by the reversal of certain accounting estimates related to Litle expenses, and a net loss of $1.4 million related to the initial operations of Financial Services. Net income included the operating results of DMGT and Mokarow since their acquisition dates of August 1995 and December 1995, respectively.

  Revenue increased 40.1% to $124.1 million for the fiscal year ended June 30, 1996, compared with $88.5 million for fiscal 1995. The Company attributes the increase in revenue primarily to the increase in sales volume processed as a result of its direct sales efforts and its acquisitions of merchant portfolios and other processing-related companies. Sales volume processed increased 53.9% to $30.9 billion for the fiscal year ended June 30, 1996, compared with $20.1 billion for the fiscal year ended June 30, 1995. Items processed increased 60.1% to 574.2 million, compared with 358.7 million for the same periods.

  Total expenses increased 32.0% to $102.1 million for the fiscal year ended June 30, 1996, compared with $77.3 million for the fiscal year ended June 30, 1995. The increase was primarily the result of the increase in sales volume processed. Salaries and employee benefits increased 24.8% to $38.8 million for the fiscal year ended June 30, 1996, compared with $31.1 million for the fiscal year ended June 30, 1995. This resulted from an increase in the number of employees to approximately 830 from 690, primarily a result of the DMGT acquisition and the initial operations of Financial Services. Operating expenses, which includes the cost of obtaining authorizations and processing transactions as well as occupancy and equipment costs, increased 29.7% to $53.8 million for the fiscal year ended June 30, 1996, compared with $41.5 million for the fiscal year ended June 30, 1995. This was due to the increase in sales volume processed partially offset by favorable price renegotiations with communications and authorization vendors.

  Depreciation and amortization was $7.7 million for the fiscal year ended June 30, 1996, compared with $4.2 million for the same period of 1995. This increase reflects the amortization of goodwill, purchased merchant portfolios and other intangibles, and the depreciation of property and equipment related to acquisitions as well as investments in technology made during the year.

SEASONALITY

  Paymentech's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer retail sales. As a result, Paymentech generally experiences higher revenue during the December quarter.

COMMERCIAL CARDS

  The Company, through its subsidiary Financial Services, markets and issues commercial cards to businesses and other entities. Financial Services offers innovative, efficient business-to-business payment solutions.

  In January 1997, a subsidiary of the Company and PHH, a wholly owned subsidiary of HFS Incorporated, formed PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, which is one of the first to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. PHH/Paymentech offers the corporate fleet card solution to companies with mobile employees, marketing to both existing customers of PHH and new prospects. As consideration for PHH's contribution of existing client and supplier contracts to PHH/Paymentech, the Company paid PHH $12.5 million with an additional $5.0 million payable within one year. If certain performance objectives are met, an additional $2.5 million will be paid to PHH over the next three years.

  Financial Services' liquidity is invested in investments and overnight reverse repurchase agreements. At June 30, 1997 and 1996, Financial Services' investments totaled $10.1 million and $12.4 million, respectively, and consisted primarily of variable rate U.S. Government agency mortgage-backed securities. Financial Services' policy is to hold securities until maturity. The average maturity is approximately 6.79 years with a yield of 6.3%. Financial Services' primary methods of funding include issuing certificates of deposit and other borrowings.

  Financial Services is subject to the capital adequacy guidelines adopted by the FDIC. As of June 30, 1997 and 1996, Financial Services' risk-based capital ratios exceeded the level required by the FDIC to be classified as a well capitalized bank.

LIQUIDITY AND CAPITAL RESOURCES

  Paymentech generated $111.8 million and $20.7 million of cash flow from operating activities for the fiscal years ended June 30, 1997 and 1996, respectively. During the fiscal years ended June 30, 1997 and 1996, Paymentech used $238.9 million and $41.4 million, respectively, to purchase merchant portfolios and processing services, and to make other acquisitions. Paymentech received noncash capital contributions from First USA of $12.5 million and $12.0 million in fiscal years ended June 30, 1997, and 1996, respectively, related to the First USA, Inc./Banc One merger in 1997 and the Mokarow acquisition in fiscal 1996. In addition, Paymentech received a $16.1 million capital contribution in the form of cash from First USA to capitalize Financial Services upon receiving FDIC approval in September 1995.

  In December 1996, Paymentech completed an equity offering that provided $100.3 million in net proceeds (the "Offering"). The net proceeds were used to pay down debt owed by the Company under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") as a result of the GENSAR acquisition.

  The Revolving Credit Facility provides a source of liquidity to manage cash flow, as well as capital to subsidiaries for expansion and for other corporate uses. In October 1996, Paymentech increased its Revolving Credit Facility to $200 million. The Revolving Credit Facility bears interest at the London Interbank Offering Rate ("LIBOR") plus 35 to 90 basis points. At June 30, 1997, the Company had $75.0 million in borrowings under the Revolving Credit Facility at a rate of LIBOR plus 35 basis points. At June 30, 1996, the Company had no borrowings under the Revolving Credit Facility. The Revolving Credit Facility also allows the Company to borrow up to $75.0 million from First USA.

  On March 27, 1996, Paymentech completed an initial public underwritten offering of 5.9 million shares of common stock, issued 635,000 shares in a direct placement and issued 790,000 shares pursuant to a stock loan program funded by First USA (the "Initial Offering"). The net proceeds from the Initial Offering were $141.4 million. Paymentech used $40.6 million of the proceeds to repay a loan payable to First USA and has used the remainder for general corporate purposes, which included product and technology development and funding of acquisitions.

  Paymentech has 10.0 million shares of authorized preferred stock, of which no shares have been issued and outstanding. The Board of Directors of the Company has the authority to determine the principal rights, preferences and privileges of the authorized preferred stock. Paymentech has no current plans to issue such stock.

  Paymentech has no current plans to pay dividends on the Common Stock. The Company presently intends to retain earnings to support the growth of Paymentech's business. The payment of any future dividends will be determined by the Company's Board of Directors, in light of conditions then existing, including Paymentech's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board of Directors. In addition, the payment of dividends may be subject to certain restrictions under Paymentech's Revolving Credit Facility. Prior to the first quarter of fiscal 1996, it was the Company's policy to dividend a portion of its net income to First USA. Subsequently, Paymentech has not paid dividends.

  Paymentech's stockholders' equity was $359.4 million at June 30, 1997, compared with $231.1 million at June 30, 1996. Stockholders' equity increased primarily as a result of the Offering, the capital contribution from First USA and the results of operations.

INCOME TAXES

  Paymentech's consolidated provision for income taxes includes state and federal income tax components. Paymentech's effective tax rate was 74.7%, 40.0% and 29.3% for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The increase in the effective tax rate was the result of stock compensation expense and amortization of goodwill, purchased merchant portfolios and other intangibles, which are not deductible for tax purposes.

  The tax rate for the periods prior to the second quarter of fiscal 1996 reflects Litle as a Subchapter S corporation, which included no federal income taxes in its financial statements because its income was taxed at the stockholder level. As a result, Paymentech's effective tax rate increased to approximately 39% beginning with the second quarter of fiscal 1996.

CAPITAL EXPENDITURES

  Paymentech spent $25.0 million and $21.3 million for capital expenditures in fiscal 1997 and 1996, respectively. Capital expenditures are made generally to accommodate growth in payment processing volume and provide for increased operating efficiencies. Included in the 1997 capital expenditures are $7.7 million related to facility expansions and $6.1 million related to technology upgrades.

CONTINGENT LIABILITIES THROUGH MERCHANTS AND CREDIT LOSSES

  Under the rules of Visa and MasterCard, Paymentech has certain contingent liabilities for the transactions it processes on behalf of merchants. If a cardholder purchases a product or service, and is dissatisfied after the purchase, the cardholder is able to return the product and demand a refund. If the merchant, after having received payment from Paymentech, refuses to pay the refund or properly provide the product or service, a chargeback results. Merchants must follow certain processing procedures in order to limit their exposure to chargebacks. The payment processor must fund the chargeback if the merchant does not have sufficient funds to repay the chargeback.

  Paymentech conducts reviews of potential merchants based upon the perceived risk in the merchant's industry. The contingent liability risk is greater for direct response merchants because the purchase is made before the product or service is delivered and the applicable card is not typically present. Paymentech takes these and other risks into account in making its credit determinations with respect to new merchants. At June 30, 1997, Paymentech had cash deposits from certain customers aggregating approximately $18.9 million as an offset to potential contingent liabilities that are the responsibility of such customers. These cash deposits are primarily related to merchants in the direct response industry.

  Credit losses incurred by Paymentech with respect to its payment processing business were approximately $1.6 million, $640,000 and $310,000 for fiscal 1997, 1996 and 1995, respectively, compared with total sales volume processed in such periods of $41.3 billion, $30.9 billion and $20.1 billion, respectively. Beginning in fiscal 1997, credit losses include losses incurred as a result of third-party authorization transactions. Paymentech's payment processing operations are not exposed to cardholder credit losses. However, the Company's commercial card operations incurred $364,000 in credit losses during fiscal 1997.

PARENT COMPANY MERGER

  In June 1997, Paymentech's former indirect parent company, First USA, Inc., merged with and into Banc One resulting in Banc One being the indirect owner of 57% of Paymentech's outstanding stock. Banc One has stated that it expects to reduce its ownership of Paymentech, provided such reduction is accomplished in a way to preserve the pooling accounting treatment of the Banc One/First USA, Inc. merger. The Company understands that such treatment could be compromised if Paymentech were to issue common stock, including in an acquisition or in a capital-raising offering, in an aggregate amount which would cause Banc One's ownership to fall below a controlling interest. In addition, the Company believes that growth in its third-party authorization services and the number of acquisitions completed has slowed and been hampered by the reluctance of some banks to engage in business with a subsidiary of a large bank holding company. Banc One also owns a 50% interest in an alliance with First Data Corporation, which alliance is a competitor of Paymentech. Banc One refers all prospective merchant customers from Banc One's branch network to such alliance.

  Furthermore, as a result of the Banc One/First USA, Inc. merger and Banc One's strategy to allow Paymentech to operate independently, the Company now provides for itself certain administrative functions, including but not limited to human resources, legal staff and facilities administration, which functions were previously integrated with the same functions of the Company's former parent, First USA, Inc. Effective as of July 1, 1997, the Company is providing these administrative services in a manner that is not integrated with Banc One. As a result, the Company expects to incur additional overhead expenses.

RECENT ANNOUNCEMENT

  The Company recently announced that it expects earnings per share for its first fiscal quarter ended September 30, 1997 to be below analysts' consensus estimate. The shortfall is primarily related to the following events. Paymentech has continued to find it difficult to grow its third-party processing business or to make acquisitions in calendar 1997 according to Paymentech's original plans. Secondly, planned cost-savings have been slower than expected, delaying their financial contribution. Furthermore, the repricing of several key processing relationships impacted the quarter's results. Additionally, many merchants in Paymentech's direct response business either lost sales or had sales delayed by the United Parcel Service strike. Consequently, Paymentech has experienced a shortfall in revenue for this major line of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,
                                                               -----------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1997     1996
---------------------------------------------                  -------- --------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $119,466 $105,804
  Receivables, net...........................................    45,563   25,952
  Credit card loans, net.....................................    19,902    7,012
  Terminal inventories.......................................     6,646    3,747
  Prepaid expenses and other current assets..................    14,953    7,618
                                                               -------- --------
    Total current assets.....................................   206,530  150,133
Investments (market values of $10,143 and $12,315 at June 30,
 1997 and 1996, respectively)................................    10,083   12,379
Notes receivable.............................................     9,169      --
Property and equipment, net..................................    44,103   30,344
Goodwill, net................................................   253,255   62,375
Purchased merchant portfolios and other intangibles, net.....    99,248   26,519
Other assets.................................................     8,612    8,471
                                                               -------- --------
                                                               $631,000 $290,221
                                                               ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................  $112,752 $ 16,051
  Interest-bearing deposits..................................    20,721    5,335
  Merchant deposits..........................................    18,852   18,353
  Accrued assessments........................................     8,672    7,273
  Other accrued expenses.....................................    35,448   11,455
                                                               -------- --------
    Total current liabilities................................   196,445   58,467
Notes payable to banks and other borrowings..................    75,140      690
Commitments and Contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000 shares
   authorized, 35,090,395 and 31,701,081 issued and
   outstanding at June 30, 1997 and 1996, respectively.......       351      317
  Additional capital.........................................   335,435  210,433
  Retained earnings..........................................    23,629   20,314
                                                               -------- --------
    Total stockholders' equity...............................   359,415  231,064
                                                               -------- --------
                                                               $631,000 $290,221
                                                               ======== ========

                See Notes to Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   FISCAL YEAR ENDED JUNE 30,
                                               -----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     1997        1996        1995
---------------------------------------------  ----------- ----------- -----------
REVENUES
Revenue......................................  $   186,143 $   124,067 $    88,527
Other income.................................       16,247       1,744         --
                                               ----------- ----------- -----------
  Total revenues.............................      202,390     125,811      88,527
EXPENSES
Operating....................................       77,462      53,795      41,467
Salaries and employee benefits...............       51,712      38,753      31,051
Depreciation and amortization................       20,572       7,669       4,210
Interest.....................................        4,884       1,842         589
Merger, integration and impairment...........       20,541         --          --
First USA, Inc./Banc One merger..............       12,473         --          --
                                               ----------- ----------- -----------
  Total expenses.............................      187,644     102,059      77,317
                                               ----------- ----------- -----------
  INCOME BEFORE INCOME TAXES.................       14,746      23,752      11,210
Provision for income taxes...................       11,020       9,500       3,290
                                               ----------- ----------- -----------
  NET INCOME.................................  $     3,726 $    14,252 $     7,920
                                               =========== =========== ===========
Net income per share.........................  $      0.11 $      0.54 $      0.32
                                               =========== =========== ===========
Weighted average common and common equivalent
 shares outstanding..........................   33,738,103  26,429,673  24,411,081
                                               =========== =========== ===========


                See Notes to Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              FOR THE THREE FISCAL YEARS ENDED JUNE 30, 1997
                              ------------------------------------------------
                                COMMON STOCK
                              ------------------ ADDITIONAL RETAINED
(DOLLARS IN THOUSANDS)          SHARES    AMOUNT  CAPITAL   EARNINGS   TOTAL
----------------------        ----------  ------ ---------- --------  --------
BALANCE AT JUNE 30, 1994....  24,411,081   $244   $ 10,035  $ 4,449   $ 14,728
Net income..................         --     --       3,272    4,648      7,920
Capital contributions from
 First USA..................         --     --      27,571      --      27,571
Cash dividends to First
 USA........................         --     --         --    (2,987)    (2,987)
                              ----------   ----   --------  -------   --------
BALANCE AT JUNE 30, 1995....  24,411,081    244     40,878    6,110     47,232
Net income..................         --     --          48   14,204     14,252
Capital contributions from
 First USA..................         --     --      28,143      --      28,143
Issuance of common stock,
 net........................   7,290,000     73    141,364      --     141,437
                              ----------   ----   --------  -------   --------
BALANCE AT JUNE 30, 1996....  31,701,081    317    210,433   20,314    231,064
Net income..................         --     --         --     3,726      3,726
Capital contribution from
 First USA..................         --     --      12,473      --      12,473
Exercise of stock options...      27,220    --         623      --         623
Issuance of common stock,
 net........................   3,404,938     34    109,915      --     109,949
Tax benefit from exercise of
 stock options..............         --     --       2,827      --       2,827
Purchase and retirement of
 common stock...............     (42,844)   --        (836)    (411)    (1,247)
                              ----------   ----   --------  -------   --------
BALANCE AT JUNE 30, 1997....  35,090,395   $351   $335,435  $23,629   $359,415
                              ==========   ====   ========  =======   ========


                See Notes to Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FISCAL YEAR ENDED JUNE 30,
                                                ------------------------------
(IN THOUSANDS)                                    1997       1996       1995
--------------                                  ---------  ---------  --------
OPERATING ACTIVITIES
  Net income................................... $   3,726  $  14,252  $  7,920
  Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
    First USA, Inc./Banc One merger expense....    12,473        --        --
    Asset write-off............................    16,452        --        --
    Provision for depreciation and
     amortization..............................    20,572      7,669     4,210
    Changes in operating assets and
     liabilities:
      Receivables..............................   (23,604)   (14,782)    2,292
      Accounts payable.........................    75,466     14,166        82
      Other accrued expenses...................    26,624      5,786       456
      Notes receivable.........................    (9,169)       --        --
      Prepaid expenses and other current
       assets..................................    (7,686)    (6,582)   (2,077)
      Purchase of terminal inventories.........    (2,839)       (50)   (2,914)
      Accrued assessments......................     1,399      2,949       550
      Merchant deposits........................      (211)     1,499     6,497
      Payable to affiliates....................       --      (4,074)    2,144
      Other operating activities...............    (1,438)      (144)   (1,823)
                                                ---------  ---------  --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..   111,765     20,689    17,337
INVESTING ACTIVITIES
  Purchases of merchant portfolios, processing
   services and other acquisitions.............  (238,882)   (41,398)  (14,665)
  Purchases of property and equipment, net.....   (24,994)   (21,333)   (9,229)
  Proceeds from maturities of investments......     2,296        570       --
  Purchase of investments......................       --     (12,949)      --
  Other investing activities...................       --      (4,000)      --
                                                ---------  ---------  --------
    NET CASH USED FOR INVESTING ACTIVITIES.....  (261,580)   (79,110)  (23,894)
FINANCING ACTIVITIES
  Issuance of common stock, net................   101,283    141,437       --
  Increase in notes payable to banks and other
   borrowings..................................    75,000        --        --
  Decrease in other notes payable..............   (23,444)       --        --
  Note payable to First USA....................    25,000     59,473     4,000
  Repayments to First USA......................   (25,000)   (63,473)      --
  Issuance of interest-bearing deposits........    11,885      6,025       --
  Retirement of common stock...................    (1,247)       --        --
  Capital contribution from First USA..........       --      16,140     5,000
  Dividends paid to First USA..................       --         --     (2,987)
                                                ---------  ---------  --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES..   163,477    159,602     6,013
                                                ---------  ---------  --------
    INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS...............................    13,662    101,181      (544)
Cash and cash equivalents at beginning of
 year..........................................   105,804      4,623     5,167
                                                ---------  ---------  --------
    CASH AND CASH EQUIVALENTS AT END OF YEAR... $ 119,466  $ 105,804  $  4,623
                                                =========  =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Capital contribution from First USA.......... $  12,473  $  12,002  $ 22,571
                                                =========  =========  ========

                See Notes to Consolidated Financial Statements.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

  The consolidated financial statements include the accounts of First USA Paymentech, Inc. and its wholly owned subsidiaries ("Paymentech" or the "Company"). Paymentech is a 57%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is wholly owned by BANC ONE CORPORATION ("Banc One"). All significant intercompany balances and transactions with the Company's wholly owned subsidiaries have been eliminated. Paymentech indirectly conducts its business through its primary operating subsidiaries, Paymentech Merchant Services, Inc., Paymentech New Hampshire, Inc., GENSAR Holdings Inc. and First USA Financial Services, Inc. The Company began payment processing in 1985 and is among the largest processors of merchant credit and debit card transactions in the United States. Paymentech also provides third-party credit and debit authorization services to financial institutions, sales agents, and Paymentech's direct merchants. In addition, the Company began in fiscal 1996 to market and issue--to businesses and other entities--commercial credit cards that facilitate business-to-business payment solutions.

CASH AND CASH EQUIVALENTS

  Paymentech considers all highly liquid investments, with maturities of three months or less when purchased, to be cash equivalents.

RECEIVABLES

  Receivables primarily represent fee income earned under processing agreements with merchants, agent banks and sales agents.

CREDIT CARD LOANS

  Credit card loans represent corporate, purchasing, fleet and business MasterCard and Visa cards. Corporate cards are non-revolving charge cards designed for use by medium to large companies primarily for travel and entertainment expenditures. Purchasing cards are also non-revolving charge cards designed for use by medium to large companies for purchases of equipment, supplies and services. Fleet cards are non-revolving charge cards that combine fleet, purchasing and travel and entertainment needs in a single card. Business cards are revolving lines of credit designed for small to medium-size companies to make routine business purchases, including travel and entertainment, equipment and supplies.

TERMINAL LEASES

  Leases that are generally noncancelable by the merchant are accounted for as operating leases. Income from the lease of point-of-sale ("POS") terminals under operating leases is recorded in accordance with the terms of the lease agreements.

INVESTMENTS

  Investments are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Company has both the ability and intent to hold these investments to maturity.

PROPERTY AND EQUIPMENT

  Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over periods ranging from two to ten years for furniture and equipment, and three years for POS terminals held for lease. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

PURCHASED MERCHANT PORTFOLIOS, OTHER INTANGIBLES AND GOODWILL

  Purchased merchant portfolios and other intangibles are amortized over the estimated period to be benefited, primarily 25 years, on a straight-line basis. Purchased merchant portfolios and other intangibles are evaluated by management for impairment at each balance sheet date through review of actual cash flows generated by each merchant portfolio in relation to the expected cash flows and the recorded amortization expense. If, upon review, actual cash flows indicate an impairment of the value of the purchased merchant portfolio, amortization will be accelerated.

  Goodwill represents the excess of purchase price over identifiable assets acquired, less liabilities assumed from business combinations, and is amortized over the estimated period to be benefited, generally 40 years, on a straight-line basis. Goodwill is reviewed for impairment whenever events indicate that the carrying amount may not be recoverable. If estimates of future operating results would be insufficient to recover future charges to goodwill amortization, then the recorded value of goodwill balances would be reduced by the estimated deficiencies in operating results.

  In fiscal 1997, Paymentech adopted the Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adopting SFAS 121 did not have a material impact.

NOTES RECEIVABLE

  Notes receivable earn interest at a market rate with maturities ranging from three to ten years. The Company continually reviews the collectibility of all receivables and establishes valuation allowances as necessary.

CHARGEBACKS AND MERCHANT FRAUD

  Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or a merchant's service and the disputes may not be resolved in the merchant's favor. In some of these cases, the transaction is "charged back" to the merchant and the purchase price is refunded to the cardholder by Visa and MasterCard. If the merchant is unable to fund the refund, Paymentech is liable for the full amount of the transaction. Paymentech maintains merchant deposits from certain customers as an offset to potential contingent liabilities that are the responsibility of such customers. Paymentech evaluates its risk and estimates its potential loss for chargebacks based on historical experience. Paymentech pays the customer interest of generally 2.0% on the merchant deposits.

REVENUE

  Revenue is primarily fees from merchants related to the processing of transactions (including merchant discount fees) partially offset by interchange fees payable to credit card issuing institutions and fees payable to credit card associations. Commercial card revenue is derived primarily from interchange, fee and interest income. Revenue is recorded as services are performed. Revenue also includes fees earned from software maintenance and customer service and fees for the deployment and repair of credit card terminals. In addition, operating revenues earned on settlement assets are included in revenue.

STOCK-BASED COMPENSATION

  Paymentech accounts for stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25,

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES no compensation expense is recognized for stock options issued to employees because the options have an exercise price equal to the market value of the common stock on the date of grant. In addition, Paymentech does not recognize compensation expense for its employee stock purchase plan because it qualifies as a non-compensatory plan under APB 25. In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows the Company to elect to recognize stock-based compensation expense based on the fair value of the award, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. Paymentech has evaluated its alternatives available under the provisions of SFAS 123 and has determined that it will not adopt the recognition provisions of the statement. Therefore, the adoption of SFAS 123 had no impact on the Company's consolidated statements of income.

FEDERAL INCOME TAXES

  Provision for income taxes includes a state and federal income tax component. The income tax provision is provided for using the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities that are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

  Certain amounts for fiscal 1996 and 1995 have been reclassified on the Statements of Income to conform to the fiscal 1997 presentation.

NOTE B OFFERINGS

  In December 1996, Paymentech completed a public underwritten offering of 3.1 million shares of its common stock, $0.01 par value, at $34.00 per share (the "Offering"), which generated $100.3 million in net proceeds, which included the exercise by the underwriters in the transaction of certain over-allotment options. Concurrently, First USA sold 4.4 million shares of Paymentech's stock. As a result of the above transaction, First USA's ownership percentage was reduced from 77% to 57%.

  On March 27, 1996, Paymentech completed an initial public underwritten offering of 5.9 million shares of its common stock, $0.01 par value, at $21.00 per share and sold 635,000 shares in a direct placement at $19.53 per share, the offering price less the underwriters' discount, and 790,000 shares pursuant to a stock loan program funded by First USA (the "Initial Offering"). The net proceeds from the Initial Offering were $141.4 million, of which Paymentech used $40.6 million of the net proceeds for repayment of a loan payable to First USA.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

NOTE C BUSINESS COMBINATIONS AND ASSET PURCHASES

  Paymentech has completed the following business combinations and merchant portfolio purchases:

                                                 CONSIDERATION (IN MILLIONS)
                                                 ------------------------------
BUSINESS COMBINATIONS AND
MERCHANT PORTFOLIO PURCHASES           DATE       TOTAL      CASH     NONCASH
----------------------------      -------------- --------- --------- ----------
FISCAL YEAR 1997:
GENSAR Holdings Inc. ............ August 1996    $   170.0 $   170.0 $     --
Merchant-Link, Inc............... January 1997         4.8       0.3       4.5
Merchant Portfolios.............. Various             46.4      46.4       --
                                                 --------- --------- ---------
                                                 $   221.2 $   216.7 $     4.5
                                                 ========= ========= =========
FISCAL YEAR 1996:
Mokarow & Associates, Inc. ...... December 1995  $    14.3 $     2.3 $    12.0
Litle & Company, Inc. ........... September 1995      85.0       --       85.0
DMGT Corporation................. August 1995         34.0      34.0       --
Merchant Portfolios.............. Various              4.7       4.7       --
                                                 --------- --------- ---------
                                                 $   138.0 $    41.0 $    97.0
                                                 ========= ========= =========
FISCAL YEAR 1995:
NationalCard Processing Systems,
 Inc............................. July 1994      $     9.1 $     9.1 $     --
Electronic Processing Source,
 Inc............................. July 1994           22.7       --       22.7
Processing Services.............. Various              5.3       5.3       --
Merchant Portfolios.............. Various              0.3       0.3       --
                                                 --------- --------- ---------
                                                 $    37.4 $    14.7 $    22.7
                                                 ========= ========= =========

  On August 19, 1996, Paymentech purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"), which owns 100% of Paymentech Network Services, Inc. (formerly GENSAR Technologies Inc.) and GENSAR Merchant Processing Inc. The acquisition was accounted for as a purchase, and accordingly, GENSAR's results have been included in Paymentech's results of operations since acquisition.

  After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of eight to ten years, and goodwill of approximately $170 million.

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1995:

                                                    FISCAL YEAR ENDED JUNE 30,
                                                    ---------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                1997          1996
   -------------------------------------            ------------- -------------
   Total revenue................................... $     204,815 $     150,532
   Income before income taxes......................        13,655        11,418
   Net income......................................         3,311         6,190
   Net income per share............................ $        0.10 $        0.23

  The pro forma results include the effect of all material adjustments related to the purchase transaction and have been prepared using calculations based on assumptions and adjustments deemed reasonable by Paymentech.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  The pro forma results do not purport to be indicative of the results of operations that would have actually been obtained if the purchase had been consummated as of the beginning of the period presented. In addition, the pro forma results do not purport to be indicative of the results of operations which may be achieved in the future.

  During the first quarter of fiscal 1997, Paymentech recorded a merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, which reduced net income by $9.7 million. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consist primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings includes lease termination costs as well as the write-off of certain intangible assets related to systems that will no longer be used. The employee related costs are primarily severance for individuals displaced as a result of the office closings.

  In January 1997, Paymentech purchased all of the outstanding stock of Merchant-Link, Inc. ("Merchant-Link") which provides one-call support for merchants with integrated point-of-sale systems. In addition to the $4.8 million paid in fiscal 1997, as a result of certain performance objectives being met by Merchant-Link, in August 1997, the Company paid an additional $1.5 million in the Company's common stock. Additional payments of up to $3.7 million in common stock may be paid if certain performance objectives are met during fiscal 1998. The merger agreement provides that in the event certain price levels with respect to the Company's common stock are not met at the conclusion of two years from the acquisition date, additional amounts of the common stock or cash will be paid. The acquisition was accounted for as a purchase, and accordingly, Merchant-Link's results have been included in Paymentech's results of operations since the date of acquisition. Pro forma adjustment to reflect the purchase of Merchant-Link as if the acquisition occurred on July 1, 1995, would not have a material impact on the reported results of the Company.

  In February 1997, Paymentech purchased certain assets of TransGlobal Systems, Inc. The portfolio consists primarily of merchants in the hospitality and travel industries. In March 1997, the credit card processing portfolio of CheckFree Corporation was acquired. Typical merchants in this portfolio include Internet service providers, on-line interactive retailers, cellular communications companies, and utility and insurance companies.

  In September 1995, First USA, Inc. acquired all the outstanding stock of Litle & Company, Inc. ("Litle"). This transaction was accounted for as a pooling of interests, and accordingly, Paymentech's consolidated financial statements include Litle's operations for all prior fiscal years presented. All other business combinations and asset purchases have been accounted for as purchases, and accordingly, their results have been included in Paymentech's results of operations from the effective dates of such acquisitions.

  In connection with the Litle acquisition, approximately $1.6 million of acquisition costs ($1.0 million net of income taxes, or $0.04 per share) were incurred and recorded as operating expense in the first six months of fiscal 1996.

  In July 1994, First USA's former parent, First USA, Inc., issued shares of its common stock in exchange for the merchant contracts and certain other assets of Electronic Processing Source, Inc. ("EPS"). First USA, Inc. contributed the purchased merchant portfolio of EPS to Paymentech as a capital contribution. Paymentech and First USA, Inc. also purchased the capital stock of Mokarow & Associates, Inc. ("Mokarow"), a sales agent, for approximately $14.3 million. First USA, Inc. contributed its investment in Mokarow to Paymentech as a capital contribution.

  Amortization expense related to goodwill, purchased merchant portfolios and other intangibles was $12.4 million, $2.5 million and $1.2 million during fiscal 1997, 1996 and 1995, respectively.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  In January 1997, a subsidiary of Paymentech and PHH Vehicle Management Services Corporation ("PHH"), an indirect wholly owned subsidiary of HFS Incorporated, formed PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company that is one of the first to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. PHH/Paymentech offers the corporate fleet card solution to companies with mobile employees, marketing to both existing customers and prospects.

  Upon formation of PHH/Paymentech, PHH contributed to PHH/Paymentech existing client and supplier contracts relating to its private label fleet card programs. As consideration for a portion of PHH's ownership in PHH/Paymentech, the Company paid PHH $12.5 million with an additional $5.0 million payable within one year. In addition, if certain performance objectives are met, an additional $2.5 million will be paid to PHH over the next three years. The Company and PHH each have a 50% interest in PHH/Paymentech.

NOTE D NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  Net income per share is calculated as follows:

                                                      FISCAL YEAR ENDED JUNE 30,
                                                   --------------------------------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1997       1996       1995
   ---------------------------------------------   ---------- ---------- ----------
   Net income.................................     $    3,726 $   14,252 $    7,920
                                                   ---------- ---------- ----------
   Weighted average common shares
    outstanding...............................     33,422,464 26,315,065 24,411,081
   Common stock equivalents--stock options....        315,639    114,608        --
                                                   ---------- ---------- ----------
   Weighted average common and common
    equivalent shares outstanding.............     33,738,103 26,429,673 24,411,081
                                                   ---------- ---------- ----------
   Net income per share.......................     $     0.11 $     0.54 $     0.32
                                                   ========== ========== ==========

NOTE E NOTES RECEIVABLE

  In February 1997, the Company advanced $6.4 million in cash and received a $6.4 million note from LitleNet L.L.C. as part of a litigation settlement. This note is discounted to earn a market rate of interest with principal and interest due in 2003.

  In June 1997, the Company sold non-core business agent bank contracts for cash and a $3.4 million note receivable. The purchaser also entered into a processing agreement with the Company which provides for an ongoing revenue stream. The note matures in 2000 and earns interest at a market rate with principal and interest payments due quarterly. This sale generated a gain of $6.8 million which is included in other income.

NOTE F PROPERTY AND EQUIPMENT

  A summary of property and equipment by major class is as follows:

                                                                  JUNE 30,
                                                               ----------------
   (IN THOUSANDS)                                               1997     1996
   --------------                                              -------  -------
   Furniture and equipment.................................... $40,918  $27,599
   Leasehold improvements.....................................  13,364    9,508
   Credit card terminals held for lease.......................   5,954    4,622
                                                               -------  -------
                                                                60,236   41,729
   Less: accumulated depreciation............................. (16,133) (11,385)
                                                               -------  -------
                                                               $44,103  $30,344
                                                               =======  =======

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  Depreciation expense was $8.2 million, $5.2 million and $3.0 million in fiscal 1997, 1996 and 1995, respectively. During the fourth quarter of 1997, the Company wrote off certain assets which consisted primarily of obsolete technology and obsolete terminal inventory. This charge of $3.3 million is included in the merger, integration and impairment charges.

NOTE G REVOLVING CREDIT FACILITY

  The revolving credit facility payable to a bank syndicate ("Revolving Credit Facility") provides a source of liquidity to manage cash flow, as well as capital to subsidiaries for expansion, and for other corporate uses. In October 1996, Paymentech increased its Revolving Credit Facility from $100 million to $200 million. The Revolving Credit Facility bears interest based on the London Interbank Offering Rate ("LIBOR") plus 0.35% to 0.90% and commitment fees ranging from 0.15% to 0.30% on the unused portion based on Paymentech's debt to capitalization ratio, payable quarterly. The Revolving Credit Facility expires in February 1999, with the option of two one-year extensions. First USA is guarantor to the Revolving Credit Facility. Paymentech's ability to pay dividends is conditioned upon the observance of certain financial covenants in the agreement. The financial covenants require Paymentech to maintain specified (i) debt to capitalization ratios, (ii) debt to cash flow ratios, (iii) minimum interest coverage ratios, and (iv) minimum levels of consolidated stockholders' equity.

  At June 30, 1997, Paymentech had $75.0 million in borrowings under the Revolving Credit Facility as a $40.0 million note and a $35.0 million note, each at a rate of LIBOR plus 0.35% (approximately 6.04% as of June 30, 1997). The Revolving Credit Facility allows Paymentech to borrow up to $75.0 million from First USA; however, no such borrowings were outstanding at June 30, 1997. In January 1997, Paymentech repaid a $25.0 million loan from First USA.

  Paymentech paid interest of $4.4 million in fiscal 1997, primarily related to Paymentech's Revolving Credit Facility, interest-bearing deposits and the loan payable to First USA. In fiscal 1996 and 1995, Paymentech paid $1.7 million and $586,000 in interest, respectively, primarily related to merchant deposits.

NOTE H PREFERRED STOCK

  The Board of Directors of Paymentech has the authority to determine the principal rights, preferences and privileges of 10.0 million shares of authorized preferred stock. Provisions could be included in the shares of preferred stock, such as extraordinary voting, dividend, redemption or conversion rights, which could discourage an unsolicited tender offer or takeover proposal. However, Paymentech has no current plans to issue preferred stock.

NOTE I INCOME TAXES

  The components of the provision for income taxes are as follows:

                                                  FISCAL YEAR ENDED JUNE 30,
                                                  ----------------------------
   (IN THOUSANDS)                                   1997       1996     1995
   --------------                                 ---------  -------- --------
   Federal income taxes--current................. $  10,428  $  7,610 $  2,504
   Federal income taxes--deferred................      (224)      --       --
   State income taxes, net of federal tax
    benefit--current.............................       947     1,890      786
   State income taxes, net of federal tax
    benefit--deferred............................      (131)      --       --
                                                  ---------  -------- --------
                                                  $  11,020  $  9,500 $  3,290
                                                  =========  ======== ========

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:

                                                  FISCAL YEAR ENDED JUNE 30,
                                                 -----------------------------
   (IN THOUSANDS)                                  1997      1996      1995
   --------------                                --------- --------  ---------
   Statutory tax rate applied to income before
    income taxes...............................  $   5,161 $  8,313  $   3,924
   State income taxes, net of federal income
    tax benefit................................        531    1,229        511
   Stock-based compensation....................      2,804      --         --
   Amortization of goodwill, purchased merchant
    portfolios
    and other intangibles......................      2,045      --         --
   Subchapter S status of Litle................        --       (17)    (1,145)
   Other.......................................        479      (25)       --
                                                 --------- --------  ---------
                                                 $  11,020 $  9,500  $   3,290
                                                 ========= ========  =========

  Deferred tax liabilities at June 30, 1997 consist of the following:

   (IN THOUSANDS)
   --------------
   Deferred tax liabilities:
     Amortization of goodwill, purchased merchant portfolios
      and other intangibles............................................. $3,837
     Allowances for credit losses.......................................   (140)
     Basis difference of property and equipment.........................  1,272
     Conversion costs...................................................     10
     Deferred compensation..............................................   (989)
     Other..............................................................      4
                                                                         ------
                                                                         $3,994
                                                                         ======

  Paymentech paid federal income tax payments of $18.7 million, $2.8 million and $3.2 million during fiscal 1997, 1996 and 1995, respectively.

  Prior to the Initial Offering, Paymentech was included in the consolidated federal income tax return filed by First USA. Income tax expense was provided based on earnings reported as if Paymentech filed a separate income tax return.

NOTE J STOCK OPTIONS, STOCK PURCHASE AND RESTRICTED STOCK PLANS

  The Company provides for grants of nonqualified stock options to certain key employees of Paymentech under the First USA Paymentech, Inc. Amended and Restated 1996 Stock Option Plan (the "1996 Option Plan"). All stock options have an exercise price equal to the market value of Paymentech's common stock on the date the option is granted and may not be exercised more than 10 years from the date of grant.

  Members of the Board of Directors of Paymentech who are not employees of the Company or Banc One and its subsidiaries on the date they become a director receive an option to purchase 5,000 shares of common stock at an option price equal to the fair market value of the common stock on the date of grant. The option is granted on the date the director joins the Board. Such directors will also receive annual grants of options to purchase 2,500 shares of common stock at an option price equal to the fair market value of the stock on the date of grant. Options terminate if not exercised within 90 days after the director ceases to be a member of the Board of Directors.

  Under the 1996 Option Plan, 4,000,000 shares of common stock have been reserved with 1,436,900 common shares available for future grants as of June 30, 1997.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  The following table summarizes Paymentech's stock option activity, and related information for the fiscal years ended June 30:

                                     1997                       1996
                          -------------------------- --------------------------
                                    WEIGHTED AVERAGE           WEIGHTED AVERAGE
                           SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                          --------- ---------------- --------- ----------------
Outstanding at beginning
 of fiscal year.........    808,500      $20.11            --          --
Granted.................  1,077,700       32.72      1,600,500      $20.14
Exercised...............     27,220       20.23        790,000       20.16
Forfeited...............    113,100       29.93          2,000       19.53
                          ---------                  ---------
Outstanding at end of
 fiscal year............  1,745,880       27.26        808,500       20.11
                          =========                  =========
Exercisable at end of
 fiscal year............  1,118,240      $26.48        162,100      $20.12
                          =========                  =========

  The following table summarizes information about stock options outstanding at June 30, 1997:

                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ----------------------------------------------- ----------------------------
        RANGE OF         OPTION SHARES WEIGHTED AVERAGE WEIGHTED AVERAGE   NUMBER    WEIGHTED AVERAGE
    EXERCISE PRICES       OUTSTANDING   REMAINING LIFE   EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
    ---------------      ------------- ---------------- ---------------- ----------- ----------------
$19.53..................    703,800           8.7            $19.53        628,800        $19.53
$22.38 to $28.94........    480,000          10.0             28.82          7,600         27.33
$30.38 to $34.63........     48,100           9.0             32.02         47,860         32.03
$35.00 to $39.50........    513,980           9.1            $35.93        433,980        $35.92

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Paymentech had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 and fiscal 1996: risk-free interest rate of 6.30% and 6.29%, respectively; expected volatility of 49.50%; and a weighted average expected life of the option of five years. The weighted average fair value at date of grant for options granted during fiscal 1997 and fiscal 1996 was $16.64 and $14.89 per option, respectively.

  Had compensation expense for Paymentech's stock option plan been determined based on the fair value at the grant date for awards in fiscal 1997 and fiscal 1996 consistent with the provisions of SFAS 123, the Company's net loss and loss per share for fiscal 1997 would have been $9.9 million and $0.29. Due to the Banc One merger with First USA, Inc., most outstanding stock options at June 30, 1997 became exercisable in fiscal 1997, increasing the compensation expense determined under SFAS 123. Had the accelerated vesting not occurred, the Company's fiscal 1997 pro forma net loss would have been minimal. For fiscal 1996, Paymentech's net income and earnings per share would have been $6.6 million and $0.25.

  The effects of applying SFAS 123 in this pro forma disclosure may not be representative of the pro forma impact on future years, as additional options may be granted in future years and the vesting of options already granted will impact the pro forma disclosures.

  Effective January 1, 1997, employees of Paymentech were able to participate in the First USA Paymentech, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides a means for employees to purchase shares of Paymentech's common stock at 85% of the fair market value thereof. Under the Purchase Plan, 150,000 shares of common stock have been reserved with 14,674 common shares issued as of June 30, 1997. Prior to adoption of this plan, the employees of Paymentech were eligible to participate in the First USA, Inc. Employee Stock Purchase Plan (the "First USA Purchase Plan"). The First USA Purchase Plan provided a means for employees to purchase shares of First USA common stock at 85% of the fair market value thereof.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  The First USA Paymentech, Inc. Amended and Restated 1996 Restricted Stock Plan (the "Restricted Stock Plan") authorizes the granting of awards in the form of restricted shares of Paymentech's common stock to key officers and employees of Paymentech subject to risks of forfeiture that may be eliminated over time and, in some cases based on performance criteria. A maximum of 500,000 shares of common stock have been reserved for issuance under the Restricted Stock Plan, subject to adjustment, of which 161,500 shares with a weighted average grant-date fair value of $29.08 have been issued as of June 30, 1997.

NOTE K RETIREMENT BENEFITS

  In March 1996, Paymentech adopted a noncontributory defined benefit retirement plan (the "Retirement Plan") that provides retirement benefits for eligible employees. Paymentech's funding policy is to annually contribute the minimum amount required under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to compensation to date, but also for compensation increases to be earned in the future. Each participant's cash balance account is credited with an amount equal to 4% of the participant's compensation plus interest at a rate of 5% per year. Each participant becomes fully vested in benefits under the plan after five years of employment. Prior to that time, no portion of a participant's benefits is vested. The plan assets consist primarily of investments in mutual funds.

  A summary of the components of the periodic pension expense follows:

                                                               FISCAL YEAR ENDED
   (IN THOUSANDS)                                                JUNE 30, 1997
   --------------                                              -----------------
   Service cost-benefits earned during the period.............       $ 338
   Interest cost on projected benefit obligation..............         104
   Actual return on plan assets...............................        (258)
   Net amortization and deferral..............................         189
                                                                     -----
   Net periodic pension expense...............................       $ 373
                                                                     =====

  Assumptions used in the accounting for the plan were:

                                                               FISCAL YEAR ENDED
                                                                 JUNE 30, 1997
                                                               -----------------
   Discount rate..............................................         8.0%
   Expected rate of increase in compensation levels...........         5.0%
   Expected long-term rate of return on assets................         8.5%

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  The following sets forth the funded status and the amount recognized in the consolidated balance sheets for the Company's defined benefit retirement plan:

                                                             FISCAL YEAR ENDED
   (IN THOUSANDS)                                              JUNE 30, 1997
   --------------                                            -----------------
   ACCUMULATED BENEFITS:
   Actuarial present value of accumulated plan benefits:
     Vested.................................................     $    906
     Nonvested..............................................          285
                                                                 --------
       Total................................................     $  1,191
                                                                 ========
   PENSION LIABILITY:
   Projected benefit obligation for service rendered to
    date....................................................     $ (1,671)
   Fair value of net assets available for benefits..........        1,237
                                                                 --------
   Projected benefit obligation in excess of plan assets....         (434)
   Unrecognized prior service cost..........................          (50)
   Unrecognized net loss....................................          355
                                                                 --------
       Total................................................     $   (129)
                                                                 ========

  Prior to the adoption of the Retirement Plan, eligible employees participated in the First USA noncontributory defined benefit retirement plan. All of the Paymentech participants' plan assets and liabilities were transferred from the First USA plan to Paymentech's Retirement Plan upon adoption of the Retirement Plan. The statements of income include $322,000 and $156,000 for contributions allocated to the Retirement Plan for fiscal 1996 and 1995, respectively.

  Effective July 1, 1996, Paymentech adopted the Retirement Savings Plan (the "Savings Plan"), which provides savings and investment opportunities to employees of the Company. The Savings Plan stipulates that eligible employees with at least one year of service and a minimum of 1,000 hours of service, may elect to contribute to the plan. Pre-tax contributions up to 3% of an eligible employee's defined compensation are matched 50% by Paymentech. Prior to the adoption of the Savings Plan, the employees of Paymentech participated in the First USA Retirement Savings Plan. All employee and employer contributions to the First USA Savings Plan as well as the earnings on these contributions were transferred from the First USA Savings Plan to Paymentech's Savings Plan upon adoption of the Savings Plan. The consolidated statements of income include $335,000, $211,000 and $288,000 for the contributions to the Savings Plan for fiscal 1997, 1996 and 1995, respectively.

NOTE L COMMITMENTS AND CONTINGENCIES

  Paymentech leases its office space and certain equipment under operating leases with remaining terms ranging up to 10 years. Paymentech subleases its principal office space from First USA. The office space leases contain renewal options and generally require Paymentech to pay certain operating expenses. Future minimum lease commitments under noncancelable leases as of June 30, 1997 are as follows (in thousands):

   1998................................................................. $ 6,734
   1999.................................................................   5,635
   2000.................................................................   5,007
   2001.................................................................   4,766
   2002.................................................................   4,239
   Thereafter...........................................................  13,154
                                                                         -------
                                                                         $39,535
                                                                         =======

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  The consolidated statements of income include rental expense for operating leases of $4.6 million, $3.8 million and $2.0 million for fiscal 1997, 1996 and 1995, respectively.

  In the course of business, Paymentech is a defendant in various lawsuits. Management believes that the resolution of these lawsuits will not have a material impact on the Company.

NOTE M FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of Paymentech's financial instruments are as follows:

                                           AT JUNE 30, 1997  AT JUNE 30, 1996
                                           ----------------- -----------------
                                           CARRYING   FAIR   CARRYING   FAIR
   (IN THOUSANDS)                           AMOUNT   VALUE    AMOUNT   VALUE
   --------------                          -------- -------- -------- --------
   FINANCIAL ASSETS:
   Cash and cash equivalents.............. $119,466 $119,466 $105,804 $105,804
   Investments............................   10,083   10,143   12,379   12,315
   Notes receivable.......................    9,169    9,169      --       --
   FINANCIAL LIABILITIES:
   Interest-bearing deposits..............   20,721   20,740    5,335    5,335
   Merchant deposits......................   18,852   18,852   18,353   18,353
   Notes payable to banks and other
    borrowings............................   75,140   75,140      690      690

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  Cash and cash equivalents: The carrying amounts for cash and cash equivalents approximate fair value due to the short maturities of such instruments.

  Investments: Fair value is based on quoted market prices.

  Notes receivable: The estimated fair value of notes receivable approximates the carrying amount at June 30, 1997. The interest rates are commensurate with the credit, interest rate and prepayment risks involved.

  Interest-bearing deposits: The estimated fair values for interest-bearing deposits are based on discounted cash flows. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

  Merchant deposits: The merchant deposits are interest-bearing and on terms that are standard for the industry.

  Notes payable to banks and other borrowings: The interest rate on the Company's notes payable to banks and other borrowings is reset quarterly to reflect current market rates. Consequently, the carrying amounts approximate fair value.

NOTE N RELATED PARTIES

  The Company subleases office space from First USA and participates in insurance coverage and certain benefit plans with First USA. In addition, until First USA, Inc.'s merger with Banc One, First USA provided certain other administrative services to the Company. The consolidated statements of income include an allocation to the Company of the costs incurred by First USA or one of its subsidiaries. In conjunction with First USA, Inc.'s merger with Banc One in June 1997, Paymentech assumed these administrative services.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

  At June 30, 1997 and 1996, the Company had $6.0 million and $86.7 million, respectively, invested in First USA Bank certificates of deposit. These certificates of deposit earn interest at a market rate and had initial maturities of less than 90 days.

  Other income included related party transactions with First USA, Inc. resulting in a $3.5 million gain in December 1996 related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual Holdings, Inc. ("First Virtual") and a $5.0 million gain in March 1997 related to the termination of an agreement that First USA, Inc. would not compete with Paymentech for business card customers. Both of these transactions were on terms which the Company believes to be representative of an arms' length transaction. Other income also included a $6.8 million gain related to the divestiture of a portfolio of certain agent bank contracts which did not represent core business.

  In June 1997, First USA, Inc. merged with and into Banc One. This transaction caused Paymentech to record a one-time merger expense of $12.5 million which included the costs associated with the accelerated vesting of First USA, Inc. restricted stock grants and forgiveness of stock loans provided by First USA to certain key Paymentech employees. Certain key employees of the Company participated in First USA, Inc.'s 1994 Restricted Stock Plan which allowed the granting of First USA, Inc. restricted stock to eligible employees. First USA, Inc. restricted stock was transferred to the recipient without payment to the Company or First USA, Inc., and is subject to certain restrictions and risk of forfeiture. These restrictions lapsed upon the merger of First USA, Inc. and Banc One generating an expense related to Paymentech employees of $6.6 million. In addition, in March 1996, First USA made loans to certain key employees of the Company to exercise 30 day stock options for Paymentech common stock at the initial public offering price. The terms of these loans called for the outstanding principal and accrued interest to be forgiven upon a change of control of either First USA, Inc. or Paymentech. Therefore, these loans were forgiven upon the merger of First USA, Inc. with and into Banc One, resulting in an expense related to Paymentech employees of $5.9 million. Paymentech did not expend any cash relative to either expense; rather, the total $12.5 million is treated as a capital contribution from First USA to Paymentech.

  The President and Chief Executive Officer of the Company is a member of the Board of Directors of First Virtual.

NOTE O RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which simplifies the standards for computing and presenting earnings per share. Under the new standards, the presentation of primary earnings per share will be replaced with a presentation of basic earnings per share. Basic earnings per share is computed excluding dilution caused by common stock equivalents such as stock options. The presentation of fully diluted earnings per share is replaced with a presentation of diluted earnings per share, which is calculated in a similar fashion to how fully diluted earnings per share is computed. Paymentech will adopt this pronouncement to report results of operations for the second quarter of fiscal 1998. At that time, previously reported earnings per share will be restated to conform to the new rules. This adoption is not expected to have a material impact on earnings per share as currently presented by Paymentech.

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

       MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS AND INTERNAL CONTROL

  The management of First USA Paymentech, Inc. and its subsidiaries prepared the accompanying financial statements and is responsible for their integrity and objectivity. The financial statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with generally accepted accounting principles and are free of material misstatement. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

  Management of First USA Paymentech, Inc. maintains a system of internal control over the preparation of its published annual financial statements. It should be recognized that even an effective internal control system, no matter how well designed, can provide only reasonable assurance with respect to the preparation of reliable financial statements; further, because of changes in conditions, internal control system effectiveness may vary over time. Management believes that the system of internal control provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization.

  The consolidated financial statements have been audited by Paymentech's independent auditors, Ernst & Young LLP, whose independent professional opinion appears separately. Ernst & Young LLP obtains and maintains an understanding of the internal control structure and conducts such tests and other auditing procedures considered necessary in the circumstances to render the opinion on the financial statements.

  The Audit Committee of the Board of Directors, composed solely of outside directors, met periodically during fiscal 1997 with the internal auditors and management to review the work of each and ensure that each is properly discharging its responsibilities. The independent auditors have free access to the committee to discuss the results of their audit work and their evaluations of the adequacy of accounting systems and internal control and the quality of financial reporting.

                                          JOHN C. TOLLESON
                                          Chairman

                                          PAMELA H. PATSLEY
                                          President and Chief Executive
                                           Officer

                                          DAVID W. TRUETZEL
                                          Chief Financial Officer and
                                           Secretary

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
First USA Paymentech, Inc.

  We have audited the accompanying consolidated balance sheets of First USA Paymentech, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First USA Paymentech, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Dallas, Texas
September 23, 1997

                  FIRST USA PAYMENTECH, INC. AND SUBSIDIARIES

                        QUARTERLY FINANCIAL INFORMATION

                                                         FISCAL 1997
                                       -----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)  4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
-------------------------------------  ----------- ----------- ----------- -----------
Revenue........................          $49,755     $46,957     $48,301     $41,130
Other income (1)...............            6,999       5,274       3,721         253
                                         -------     -------     -------     -------
Total revenues.................           56,754      52,231      52,022      41,383
                                         -------     -------     -------     -------
Operating expenses.............           24,608      18,786      17,985      16,083
Salaries and employee benefits
 expense.......................           14,574      13,433      12,015      11,690
Depreciation and amortization
 expense.......................            6,216       5,672       5,060       3,624
Interest expense...............            1,661       1,050       1,673         500
Merger, integration and
 impairment charges............            4,997         --          --       15,544
First USA, Inc./Banc One merger
 expense.......................           12,473         --          --          --
                                         -------     -------     -------     -------
Total expenses.................           64,529      38,941      36,733      47,441
                                         -------     -------     -------     -------
Income (loss) before income
 taxes.........................           (7,775)     13,290      15,289      (6,058)
Provision for income taxes.....              971       5,930       6,893      (2,774)
                                         -------     -------     -------     -------
Net income (loss)..............          $(8,746)    $ 7,360     $ 8,396     $(3,284)
                                         =======     =======     =======     =======
Net income (loss) per
 share(2)......................          $ (0.25)    $  0.21     $  0.26     $ (0.10)
                                         =======     =======     =======     =======
Weighted average common and
 common equivalent shares
 outstanding...................           35,180      35,197      32,522      32,124
                                         =======     =======     =======     =======
                                                         FISCAL 1996
                                       -----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)  4TH QUARTER 3RD QUARTER 2ND QUARTER 1ST QUARTER
-------------------------------------  ----------- ----------- ----------- -----------
Revenue........................          $34,801     $32,284     $32,579     $24,403
Other income (1)...............            1,260         208         206          70
                                         -------     -------     -------     -------
Total revenues.................           36,061      32,492      32,785      24,473
                                         -------     -------     -------     -------
Operating expenses.............           13,593      13,259      13,899      13,044
Salaries and employee benefits
 expense.......................           10,901      10,089       9,473       8,290
Depreciation and amortization
 expense.......................            2,375       2,085       1,697       1,512
Interest expense...............              188         697         587         370
                                         -------     -------     -------     -------
Total expenses.................           27,057      26,130      25,656      23,216
                                         -------     -------     -------     -------
Income before income taxes.....            9,004       6,362       7,129       1,257
Provision for income taxes.....            3,574       2,474       2,884         568
                                         -------     -------     -------     -------
Net income.....................          $ 5,430     $ 3,888     $ 4,245     $   689
                                         =======     =======     =======     =======
Net income per share(2)........          $  0.17     $  0.16     $  0.17     $  0.03
                                         =======     =======     =======     =======
Weighted average common and
 common equivalent shares
 outstanding...................           32,080      24,816      24,411      24,411
                                         =======     =======     =======     =======

--------
(1) Other income included related party transactions in the second and third quarters resulting in a $3.5 million gain related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual and a $5.0 million gain related to the termination of an agreement that First USA, Inc. would not compete with Paymentech for business card customers. Both of these transactions were on terms which the Company believes to be representative of an arms' length transaction. Other income in the fourth quarter included a $6.8 million gain related to the divestiture of certain agent bank contracts which did not represent part of the Company's core business. The purchaser of the agent bank contracts also entered into an ongoing processing agreement which provides for a future revenue stream.

(2) Quarterly income per share amounts are computed on the basis of the weighted average number of shares outstanding for each quarter. Changes between quarters in the number of shares outstanding result in the annual computation of income per share differing from the aggregate of the quarterly amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the directors and executive officers of the Company and its subsidiaries as of September 15, 1997.

           NAME          AGE                               POSITION
           ----          ---                               --------
   Gene H. Bishop         67 Director
   William P. Boardman    55 Director
   John B. McCoy          54 Director
   Pamela H. Patsley      40 President, Chief Executive Officer and Director
   Rupinder S. Sidhu      41 Director
   John C. Tolleson       49 Chairman of the Board
   Richard W. Vague       41 Director
   James W. Baumgartner   37 President and Director of Financial Services
   Michael P. Duffy       38 Chief Operating Officer
   Philip E. Taken        36 Chief Administrative Officer, General Counsel and Assistant Secretary
   David W. Truetzel      40 Chief Financial Officer and Secretary

  Gene H. Bishop. Mr. Bishop has been a Director of the Company since December 1995. Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc. from November 1991 until October 1994. From October 1990 until November 1991, he was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation and President and Chief Operating Officer of Lomas Mortgage USA, a wholly owned subsidiary of Lomas Financial Corporation. From March 1975 to July 1990, he was Chairman and Chief Executive Officer of MCorp, a bank holding company. Mr. Bishop is also a Director of Southwest Airlines Co., Liberte Investors, Southwestern Public Service Co. and Drew Industries, Inc.

  William P. Boardman. Mr. Boardman has been a Director of the Company since June 1997. Mr. Boardman has served as Senior Executive Vice President of Banc One since 1984. Mr. Boardman is also a Director of Checkfree Corporation, Visa USA, Inc. and Electronic Payment Services, Inc.

  John B. McCoy. Mr. McCoy has been a Director of the Company since June 1997. Mr. McCoy has served as Chairman and Chief Executive Officer of Banc One since January 1987. From January 1983 to January 1987, Mr. McCoy served as President of Banc One. Mr. McCoy is also a Director of Cardinal Health, Inc., Ameritech Corporation, Federal Home Loan Mortgage Corporation and Tenneco, Inc.

  Pamela H. Patsley. Ms. Patsley has been President, Chief Executive Officer and a Director of the Company since December 1995. She has also served as President and Chief Executive Officer of Paymentech Merchant Services, Inc., the Company's payment processing subsidiary ("Merchant Services") since December 1991 and as Chairman of the Board of First USA Financial Services, Inc. ("Financial Services"), the Company's commercial card subsidiary, since August 1994. Ms. Patsley also served as Executive Vice President and Secretary of First USA, Inc. from July 1989 until June 1997, and as Chief Financial Officer from January 1987 to April 1994. Ms. Patsley is also a Director of First Virtual and Adolph Coors Co.

  Rupinder S. Sidhu. Mr. Sidhu has been a Director of the Company since December 1995. Mr. Sidhu has been President of Merion Capital Management LLC, a private investment company, since 1994. From 1993 to 1994, Mr. Sidhu was a Partner of Stonington Partners, Inc. (formerly known as First Capital Partners, Inc.), a private investment firm. Mr. Sidhu has been a member of the Board of Directors of Merrill Lynch Capital Partners, Inc., a private investment firm affiliated with Merrill Lynch & Co., since 1987. He is also a Director of CMI Industries, Inc.

  John C. Tolleson. Mr. Tolleson has been Chairman of the Board of the Company since December 1995. Mr. Tolleson also served as Chairman of the Board and Chief Executive Officer of First USA, Inc. from August 1989 until June 1997, and of First USA's predecessor since its formation in May 1985. Mr. Tolleson was the co-founder of First USA, Inc. with Mr. Vague. Mr. Tolleson also currently serves on the Boards of Banc One, Visa USA, Inc., Visa International, Inc., Capstead Mortgage Corporation, and VIAD Corporation and on the Executive Board of the Cox School of Business at Southern Methodist University.

  Richard W. Vague. Mr. Vague has been a Director of the Company since December 1995. Mr. Vague has served as President of First USA since June 1990 and as a Director of First USA since August 1989. Mr. Vague has also been Chairman of the Board and Chief Executive Officer of First USA Bank, a subsidiary of First USA since October 1995 and was a Director from May 1985 through October 1995. Mr. Vague served as President of First USA, Inc. from June 1990 until June 1997 and as a Director of First USA, Inc. from August 1989 until June 1997. Mr. Vague serves on the Visa Marketing Committee, the Visa International Card Products Committee and the MasterCard Marketing Committee, and was co-founder of First USA, Inc. with Mr. Tolleson. Mr. Vague is also a Director of Physician Support Systems, Inc.

  James W. Baumgartner. Mr. Baumgartner has been President and a Director of Financial Services since June 1996. From 1992 to June 1996, Mr. Baumgartner was Senior Vice President and General Manager of the commercial card business and merchant bankcard business at First Bank System, Inc. From 1989 to 1992, Mr. Baumgartner was Vice President and Controller of the Electronic Banking Division at First Bank System, Inc. Mr. Baumgartner was formerly a Senior Manager at Ernst & Young LLP, where he was employed from 1982 to 1989.

  Michael P. Duffy. Mr. Duffy has served as Chief Operating Officer since July 1997, and served as Group Executive of Direct Marketing Operations from December 1995 through July 1997. From August 1992 to December 1995, Mr. Duffy served as Vice President--Finance of Litle. Mr. Duffy also served as Vice President and Assistant Group Controller at Equifax Credit Information Services from November 1991 to August 1992, and Assistant Vice President-- Finance and Administration at Equifax Credit Bureau Marketing from June 1990 to October 1991.

  Philip E. Taken. Mr. Taken has served as Chief Administrative Officer, General Counsel and Assistant Secretary of the Company since July 1997, and was Senior Vice President, General Counsel and Assistant Secretary of the Company from December 1995 through June 1997. Mr. Taken also served as Senior Vice President, General Counsel and Assistant Secretary of First USA, Inc. from 1993 through June 1997 and was Vice President, General Counsel and Assistant Secretary from 1989 to 1993. From 1986 through 1989, Mr. Taken was associated with the law firm of Hughes and Luce, L.L.P.

  David W. Truetzel. Mr. Truetzel has been Chief Financial Officer and Secretary of the Company since December 1995. From June 1985 to December 1995, Mr. Truetzel was affiliated with A.G. Edwards & Sons, Inc., where he most recently served as a Vice President in the firm's Corporate Finance Department. Mr. Truetzel was formerly employed by KPMG Peat Marwick, L.L.P. and Deloitte, Touche, L.L.P. He is also a Director of National Home Centers, Inc. Mr. Truetzel recently advised the Company that he has resigned his positions with the Company effective as of September 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" in the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REGISTRATION RIGHTS

  Banc One, as successor to First USA, Inc., and the Company are parties to a Registration Rights Agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, Banc One has the right to require the Company to use its best efforts to register under the Securities Act of 1933, as amended, and the securities or blue sky laws of any jurisdiction designated by Banc One all or a portion of the issued and outstanding Common Stock held by Banc One (the "Registrable Shares") for sale in accordance with Banc One's intended method of disposition thereof. Such demand rights would be subject to the condition that the Company would not be required to effect more than four demand registrations. Banc One also has the right to participate, or "piggy-back," in certain equity offerings initiated by the Company, subject to reduction of the size of the offering on the advice of the managing underwriter. The Company and Banc One will share equally all expenses relating to the performance of, or compliance with, demand registration requests under the Registration Rights Agreement and the Company will pay all expenses relating to the performance of, or compliance with, "piggy-back" registrations under the Registration Rights Agreement. However, in either case, Banc One will be responsible for underwriters' discounts and selling commissions with respect to the Registrable Shares being sold and the fees and expenses of its counsel in connection with such registration.

  The Registration Rights Agreement also provides that during any period in which Banc One owns at least 20% of the voting power of the outstanding capital stock of the Company or in which Banc One is required to account for its investment in the Company under the equity method of accounting, the Company will provide Banc One with certain financial and other information.

SERVICES AND FACILITIES

  The Company and First USA are parties to two subleases, pursuant to which First USA provides the Company with certain office space. Pursuant to an Intercompany Services Agreement with the Company (the "Intercompany Agreement") First USA and First USA Management, Inc. allow the Company to participate in insurance coverage and certain benefit plans made available by First USA. In addition, prior to the merger between First USA and Banc One, First USA provided certain administrative services to the Company under the Intercompany Agreement at a rate equal to First USA's costs.

LICENSE TO USE THE FIRST USA NAME AND CERTAIN TRADEMARKS

  The Intercompany Agreement also provides for the grant by First USA to the Company of a license to use the name "First USA" and certain trademarks (collectively referred to as the "Marks") in connection with the Company's business. The Intercompany Agreement provides that the Company will not, without First USA's prior written consent, take any action with respect to (i) any litigation or proceeding involving the Marks, (ii) any new use of the Marks or changes in the purpose for which the Marks are used, (iii) any change in the Company's names, logos and other identifications which might reasonably be expected to affect the Marks or (iv) if required by First USA, any advertising campaigns or strategies which use the Marks or which refer to First USA. First USA has the right to revoke the license to use the Marks under certain circumstances if there is a change of control or a sale of the Company.

  The Intercompany Agreement provides that the Company indemnify First USA, its subsidiaries and each of their respective officers, directors, employees and agents against losses from third party claims based on, arising out of or resulting from (i) the use of the Marks (but excluding any claim relating to First USA's rights in the Marks), and (ii) any other acts or omissions arising out of performance of the Intercompany Agreement.

  The Intercompany Agreement provides that First USA indemnify the Company, its subsidiaries and each of their respective officers, directors, employees and agents against losses from third party claims based on, arising out of or resulting from (i) any third party claims relating to First USA's rights in the Marks, and (ii) any other acts or omissions arising out of performance of the Intercompany Agreement.

INTERCOMPANY INDEBTEDNESS

  First USA loaned the Company $25 million in connection with the Company's August 1996 acquisition of GENSAR. Such loan accrued interest at the rate of LIBOR plus 0.25% and was repaid by the Company in January 1997.

OTHER TRANSACTIONS

  The Company entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") with First USA, which governs tax related matters affecting taxable periods ending prior to and subsequent to the Company's initial public offering, including preparation and filing of tax returns, payment of taxes and indemnification for tax liabilities. In general, under the Tax Sharing Agreement, the Company is responsible for filing tax returns and paying taxes of the Company. The Tax Sharing Agreement provides that First USA will retain control of audits affecting its consolidated, combined or unitary returns which include the Company and its subsidiaries. The Company is allowed to participate in, but not control any such audits with respect to matters for which it may be required to indemnify First USA under such Tax Sharing Agreement.

  Other income included related party transactions with First USA, Inc. resulting in a $3.5 million gain in December 1996 related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual and a $5.0 million gain in March 1997 related to the termination of an agreement that First USA, Inc. would not compete with Paymentech for business card customers. Both of these transactions were at terms which the Company believes to be representative of an arms' length transaction.

  During fiscal 1997, Financial Services from time to time engaged in funding and investment transactions with First USA Bank, a wholly owned subsidiary of First USA. At June 30, 1997 and 1996, the Company had $6.0 million and $86.7 million, respectively, invested in First USA Bank certificates of deposit with initial maturities of less than 90 days. The Company believes that such certificates of deposit earned interest at market rates, and the terms and provisions of such transactions were the same as the terms First USA Bank provides to non-affiliated entities in similar transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a. Index to Financial Statements:

    (1) The following financial statements of First USA Paymentech, Inc. and its subsidiaries are included in Item 8:

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheets at June 30, 1997 and 1996..................  25
   Consolidated Statements of Income for each of the three years in the period ended
    June 30, 1997.........................................................  26
   Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 1997.....................  27
   Consolidated Statements of Cash Flows for each of the three years in the period ended
    June 30, 1997.........................................................  28
   Notes to Consolidated Financial Statements.............................  29
   Report of Independent Auditors.........................................  43

    (2) The following consolidated financial statement schedule of First USA Paymentech, Inc. and its subsidiaries is included in Item 14(d):

    No financial statement schedules are required to be filed.

    (3) Listing of Exhibits

    The following exhibits are incorporated by reference or filed herewith:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   2     Agreement and Plan of Merger, dated as of July 19, 1996, by and among
         First USA, the Company, First USA Management Resources, Inc., First
         USA Opportunity III, Inc., GENSAR and Golder Thoma Cressey Fund III
         Limited Partnership and the other stockholders of GENSAR, filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K filed
         September 3, 1996 and incorporated herein by reference.
   3.1   Certificate of Incorporation of the Company, as amended, filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No.
         333-262) (the "Registration Statement") and incorporated herein by reference.
   3.2*  By-Laws of the Company.
  10.1   Intercompany Services Agreement between the Company and First USA
         Management, Inc., filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
  10.2*  First Amendment to Intercompany Services Agreement, dated as of June
         24, 1997, among the Company, First USA Management, Inc. and First USA.
  10.3   Registration Rights Agreement between the Company and Banc One, as successor to First USA, Inc., filed as Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
  10.4   Tax Sharing Agreement between the Company and First USA, filed as
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1996 and incorporated herein by reference.
  10.5*  Amended and Restated 1996 Stock Option Plan of the Company.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.6*   Amended and Restated 1996 Restricted Stock Plan of the Company.
 10.7    Revolving Credit Agreement dated February 21, 1996 among the Company, the lenders listed therein and NationsBank of Texas N.A., as Agent, including the notes and guaranty related thereto, filed as Exhibit
         10.6 to the Registration Statement and incorporated by reference herein.
 10.8    Form of Amendment No. 1 to Revolving Credit Agreement dated October
         30, 1996, among the Company, the lenders listed herein and Nations
         Bank of Texas, N.A., as Agent, filed as Exhibit 10.8 to the Company's
         Registration Statement on Form S-1 (No. 333-15861) and incorporated herein by reference.
 10.9    Deferred Compensation Plan of First USA, filed as Exhibit 4.3 to the
         Company's Registration Statement on Form S-8 (No. 333-06979) and
         incorporated herein by reference.
 10.10   Employee Stock Purchase Plan of the Company.
 10.11   First USA Paymentech Retirement Savings Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-11249) and
         incorporated herein by reference.
 10.12   First USA Paymentech Supplemental Executive Retirement Plan.
 10.13   First USA Paymentech Savings Restoration Plan.
 10.14*  Sublease Incorporating Provisions of Lease, dated as of June 2, 1997, between First USA and the Company.
 10.15*  Sublease Incorporating Provisions of Lease, dated as of June 2, 1997, between First USA and the Company.
 10.16*  Amendment to Sublease Incorporating Provisions of Lease, dated as of
         July 10, 1997, between First USA and the Company.
 10.17*  Employment Agreement, dated as of June 27, 1997, between the Company and Pamela H. Patsley.
 10.18*  Form of Employment Agreements, each dated as of June 27, 1997, between the Company and each named executive officer other than Ms. Patsley.
 11*     Computation of Net Income Per Share (included in Note D to the
         Accompanying Notes to the Consolidated Financial Statements of the
         Company included herein).
 21*     Subsidiaries of the Company.
 23*     Consent of Ernst & Young LLP.
 27*     Financial Data Schedule.

--------
* Filed herewith

  a. Reports on Form 8-K filed during the fourth quarter of fiscal year ended June 30, 1997:

    None.

  b. Reports on Form 8-K filed subsequent to the fourth quarter of fiscal year ended June 30, 1997:

    Report on Form 8-K filed July 2, 1997

      Item 1. Changes in Control of Registrant

      Item 5. Other Events

    Report on Form 8-K/A filed July 2, 1997

      Item 1. Changes in Control of Registrant

      Item 5. Other Events

  c. Exhibits--Such exhibits as are indicated in the Listing of Exhibits as being filed herewith are filed as exhibits to this report.

  d. Financial Statement Schedule--No financial statement schedules are required or filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First USA Paymentech, Inc.

                                                   /s/ Pamela H. Patsley
Dated: September 26, 1997                 By: _________________________________
                                              PAMELA H. PATSLEY PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON SEPTEMBER 26, 1997.

              SIGNATURE                                   TITLE

        /s/ John C. Tolleson                      Chairman of the Board
-------------------------------------
          JOHN C. TOLLESON

        /s/ Pamela H. Patsley              President, Chief Executive Officer
-------------------------------------       and Director (Principal Executive
          PAMELA H. PATSLEY                              Officer)

        /s/ David W. Truetzel                  Chief Financial Officer and
-------------------------------------      Secretary (Principal Financial and
          DAVID W. TRUETZEL                        Accounting Officer)

         /s/ Gene H. Bishop                             Director
-------------------------------------
           GENE H. BISHOP

       /s/ William P. Boardman                          Director
-------------------------------------
         WILLIAM P. BOARDMAN

          /s/ John B. McCoy                             Director
-------------------------------------
            JOHN B. MCCOY

        /s/ Rupinder S. Sidhu                           Director
-------------------------------------
          RUPINDER S. SIDHU

        /s/ Richard W. Vague                            Director
-------------------------------------
          RICHARD W. VAGUE

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                          DESCRIPTION                          PAGE NO.
 -------                         -----------                          --------
  2      Agreement and Plan of Merger, dated as of July 19, 1996,
         by and among First USA, the Company, First USA Management
         Resources, Inc., First USA Opportunity III, Inc., GENSAR
         and Golder Thoma Cressey Fund III Limited Partnership and
         the other stockholders of GENSAR, filed as Exhibit 2.1 to
         the Company's Current Report on Form 8-K filed September
         3, 1996 and incorporated herein by reference.
  3.1    Certificate of Incorporation of the Company, as amended,
         filed as Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (No. 333-262) (the "Registration
         Statement") and incorporated herein by reference.
  3.2*   By-Laws of the Company.
 10.1    Intercompany Services Agreement between the Company and
         First USA Management, Inc., filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended March 31, 1996, and incorporated herein by
         reference.
 10.2*   First Amendment to Intercompany Services Agreement, dated
         as of June 24, 1997, among the Company, First USA
         Management, Inc. and First USA.
 10.3    Registration Rights Agreement between the Company and Banc
         One, as successor to First USA, Inc., filed as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996 and incorporated herein
         by reference.
 10.4    Tax Sharing Agreement between the Company and First USA,
         filed as Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996 and
         incorporated herein by reference.
 10.5*   Amended and Restated 1996 Stock Option Plan of the
         Company.
 10.6*   Amended and Restated 1996 Restricted Stock Plan of the
         Company.
 10.7    Revolving Credit Agreement dated February 21, 1996 among
         the Company, the lenders listed therein and NationsBank of
         Texas N.A., as Agent, including the notes and guaranty
         related thereto, filed as Exhibit 10.6 to the Registration
         Statement and incorporated herein by reference.
 10.8    Form of Amendment No. 1 to Revolving Credit Agreement
         dated October 30, 1996, among the Company, the lenders
         listed herein and Nations Bank of Texas, N.A., as Agent,
         filed as Exhibit 10.8 to the Company's Registration
         Statement on Form S-1 (No. 333-15861) and incorporated
         herein by reference.
 10.9    Deferred Compensation Plan of First USA, filed as Exhibit
         4.3 to the Company's Registration Statement on Form S-8
         (No. 333-06979) and incorporated herein by reference.
 10.10   Employee Stock Purchase Plan of the Company.
 10.11   First USA Paymentech Retirement Savings Plan, filed as
         Exhibit 99.1 to the Company's Registration Statement on
         Form S-8 (No. 333-11249) and incorporated herein by
         reference.
 10.12   First USA Paymentech Supplemental Executive Retirement
         Plan.
 10.13   First USA Paymentech Savings Restoration Plan.
 10.14*  Sublease Incorporating Provisions of Lease, dated as of
         June 2, 1997, between First USA and the Company.
 10.15*  Sublease Incorporating Provisions of Lease, dated as of
         June 2, 1997, between First USA and the Company.

 EXHIBIT
 NUMBER                          DESCRIPTION                          PAGE NO.
 -------                         -----------                          --------
 10.16*  Amendment to Sublease Incorporating Provisions of Lease,
         dated as of July 10, 1997, between First USA and the
         Company.
 10.17*  Employment Agreement, dated as of June 27, 1997, between the Company and Pamela H. Patsley.
 10.18*  Form of Employment Agreements, each dated as of June 27,
         1997, between the Company and each named executive officer other than Ms. Patsley.
 11*     Computation of Net Income Per Share (included in Note D to the Accompanying Notes to the Consolidated Financial
         Statements of the Company included herein).
 21*     Subsidiaries of the Company.
 23*     Consent of Ernst & Young LLP.
 27*     Financial Data Schedule.

--------
* Filed herewith