Form 10-Q
period 1997-09-30
PAYMENTECH INC
filed 1997-11-14
CIK 1005759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1997
                                      ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        Commission file number         1-14224
                                    ------------

                               Paymentech, Inc.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                             75-2634185
------------------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification Number)


   1601 Elm Street, 8th Floor, Dallas, Texas            75201
------------------------------------------------------------------------------
   (address of principal executive offices)            (Zip Code)


Registrant's Telephone Number, including area code   214-849-4770
                                                     ------------

                                      N/A
------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at October 31, 1997
-----------------------------           --------------------------------------
Common Stock, $.01 par value                      35,353,249 shares

                               PAYMENTECH, INC.

                          FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------

PART I.                      FINANCIAL INFORMATION                                              Page
                                                                                                ----
  ITEM 1.  Financial Statements.

           Condensed Consolidated Balance Sheets -
           September 30, 1997 (Unaudited) and June 30, 1997......................................  3

           Condensed Consolidated Statements of Income (Unaudited) -
           Three Months Ended September 30, 1997 and 1996........................................  4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended September 30, 1997 and 1996........................................  5

           Notes to Interim Condensed Consolidated Financial
           Statements (Unaudited)................................................................  6

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................  9

PART II.                OTHER INFORMATION

  ITEM 1.  Legal Proceedings..................................................................... 13

  ITEM 2.  Changes in Securities................................................................. 13

  ITEM 6.  Exhibits and Reports on Form 8-K

           Reports on Form 8-K................................................................... 13
           Index of Exhibits..................................................................... 14

  SIGNATURES..................................................................................... 15

                       PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     SEPTEMBER 30,         JUNE 30,
                                                                                          1997              1997
                                                                                    --------------     -------------
                                                                                      (UNAUDITED)
                             ASSETS
Current assets:
    Cash and cash equivalents.....................................................      $108,948         $119,466
    Receivables, net..............................................................        30,347           45,563
    Credit card loans, net........................................................        22,684           19,902
    Terminal inventories..........................................................         3,949            6,646
    Prepaid expenses and other current assets.....................................        13,591           14,953
                                                                                    -------------       ------------
       Total current assets.......................................................       179,519          206,530
Investments, at cost (market value of $9,274 and $10,143 at September 30, 1997
    and June 30, 1997, respectively)..............................................         9,203           10,083
Notes receivable..................................................................        10,120            9,169
Property and equipment, net.......................................................        47,442           44,103
Goodwill, net.....................................................................       255,635          253,255
Purchased merchant portfolios and other intangibles, net..........................        96,941           99,248
Other assets......................................................................         9,652            8,612
                                                                                    -------------      ------------
                                                                                        $608,512         $631,000
                                                                                    =============      ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................................      $ 85,796         $112,752
    Interest-bearing deposits.....................................................        23,623           20,721
    Merchant deposits.............................................................        18,430           18,852
    Accrued assessments...........................................................         9,456            8,672
    Other accrued expenses........................................................        29,274           35,448
                                                                                    -------------      ------------
       Total current liabilities..................................................       166,579          196,445
Notes payable to banks and other borrowings.......................................        75,104           75,140
Stockholders' equity:
    Common stock, $0.01 par value, 200,000,000 shares authorized, 35,328,711 and
       35,090,395 issued and outstanding at September 30, 1997 and June 30, 1997,
       respectively...............................................................           353              351
    Additional paid-in capital....................................................       338,675          335,435
    Retained earnings.............................................................        27,801           23,629
                                                                                    -------------      ------------
       Total stockholders' equity.................................................       366,829          359,415
                                                                                    -------------      ------------
                                                                                        $608,512         $631,000
                                                                                    =============      ============


                            See Accompanying Notes.

                       PAYMENTECH, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   ------------------------
                                                       1997          1996
                                                   ----------    ----------
Revenues:
      Revenue...................................      $50,340      $41,130
      Other income..............................        1,201          253
                                                   ----------    ---------
       Total revenues...........................       51,541       41,383
                                                   ----------    ---------
Expenses:
      Operating..................................      20,471       16,083
      Salaries and employee benefits.............      15,451       11,690
      Depreciation and amortization..............       6,497        3,624
      Interest...................................       1,649          500
      Merger, integration and impairment.........           -       15,544
                                                   ----------    ---------
       Total expenses............................      44,068       47,441
                                                   ----------    ---------
           Income (loss) before income taxes.....       7,473       (6,058)
Income tax provision (benefit)...................       3,301       (2,774)
                                                   ----------    ---------
           Net income (loss).....................     $ 4,172      $(3,284)
                                                   ==========    =========
Net income (loss) per share......................     $  0.12      $ (0.10)
                                                   ==========    =========
Weighted average common and
      common equivalent shares outstanding.......      35,452       32,124
                                                   ==========    =========

                            See Accompanying Notes.

                       PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                               1997               1996
                                                                                         -------------        -----------
Operating Activities
  Net income (loss)...................................................................      $  4,172           $  (3,284)
  Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
     Noncash portion of merger, integration and impairment charge.....................             -               7,497
     Provision for depreciation and amortization......................................         6,497               3,624
     Gain on sale of assets...........................................................          (899)                  -
     Changes in operating assets and liabilities:
       Receivables....................................................................         14,496              (8,138)
       Accounts payable...............................................................        (27,312)             41,396
       Other accrued expenses.........................................................        (10,401)             17,325
       Notes receivable...............................................................            302                   -
       Prepaid expenses and other current asset.......................................          1,265                 789
       Terminal inventories...........................................................            297              (1,561)
       Accrued assessments............................................................            784                (951)
       Merchant deposits..............................................................           (711)               (795)
       Other operating activities.....................................................         (2,509)                (28)
                                                                                         -------------       -------------
          Net cash provided by (used for) operating activities........................        (14,019)             55,874
Investing Activities
  Purchases of merchant portfolios, processing services and other acquisitions........           (687)           (188,118)
  Purchases of property and equipment, net............................................         (4,398)             (6,131)
  Proceeds from sale of assets........................................................          2,216                   -
  Proceeds from maturities of investments.............................................            880                   -
  Purchases of investments............................................................              -                 269
                                                                                         -------------       -------------
          Net cash used for investing activities......................................         (1,989)           (193,980)
Financing Activities
  Issuance of interest bearing deposits...............................................          2,866               3,548
  Issuance of common stock, net.......................................................          2,624                  52
  Increase in notes payable to banks and other borrowings.............................              -              76,556
  Note payable to First USA...........................................................              -              25,000
  Other financing activities..........................................................              -                 (25)
                                                                                         -------------       -------------
          Net cash provided by financing activities...................................          5,490             105,131
                                                                                         -------------       -------------
          Decrease in cash and cash equivalents.......................................        (10,518)            (32,975)
Cash and cash equivalents at beginning of period......................................        119,466             105,804
                                                                                         -------------       -------------
          Cash and cash equivalents at end of period..................................       $108,948           $  72,829
                                                                                         =============       =============

                            See Accompanying Notes.

                       PAYMENTECH, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  Paymentech, Inc. (f/k/a First USA Paymentech, Inc.; the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods. During the three months ended September 30, 1997, bankcard sales volume processed increased approximately 24.5% to $11.2 billion compared with $9.0 billion for the three months ended September 30, 1996. The Company processed 419.8 million total transactions for the quarter ended September 30, 1997, an increase of approximately 59.2%, compared with
263.6 million total transactions for the same period in fiscal 1997.

  The Company is a 57%-owned indirect subsidiary of First USA Financial, Inc., which is a wholly owned subsidiary of BANC ONE CORPORATION.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

NOTE B - BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES

  During the quarter ended September 30, 1997, the Company sold its terminal leasing portfolio to Northern Leasing Systems Inc. ("Northern Leasing") for cash and a note receivable. This sale generated a pretax gain of $626,000, or $0.01 per share, which is included in other income. In addition, a deferred gain up to $626,000 will be recognized when certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. The Company now leases terminals to merchants through a contract with Northern Leasing which generates fee income.

  In September 1997, the Company sold the assets of its Ask! Technical Group unit, a non-core business, to TASQ Technology, Inc. ("TASQ") for cash and a note to be paid December 31, 1997. In addition, TASQ has agreed to purchase certain terminal inventories and supplies at book value. The sale generated a gain of $273,000 which is included in other income. TASQ is an outsourcing provider of information systems, inventory management services and logistics to the credit card and processing industry. In connection with the sale, the Company also entered into an ongoing servicing agreement with TASQ to provide deployment, repair and inventory management services to the Company.

  On August 11, 1997, the Company issued 46,634 shares of common stock to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. Additional payments of up to $3.7 million in common stock may be paid if certain additional performance objectives are met during fiscal 1998.

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

  After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of eight to ten years and goodwill of approximately $175 million.

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1996 (in thousands, except per share information):

                                                THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                ------------------
                                                   1997      1996
                                                --------   -------
       Total revenues..........................   $51,541  $43,808
       Income (loss) before income taxes.......     7,473   (7,203)
       Net income (loss).......................     4,172   (3,990)
       Net income (loss) per share.............   $  0.12  $ (0.12)

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

  During the first quarter of fiscal 1997, the Company recorded a merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, which reduced net income by $9.7 million. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consisted primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings included lease termination costs as well as the write-off of certain intangible assets related to systems that will no longer be used. The employee related costs were primarily severance for individuals displaced as a result of the office closings.

NOTE C - NOTES RECEIVABLE

  As partial consideration for the sale of the Company's terminal leasing portfolio during the quarter ended September 30, 1997, the Company accepted a $1.3 million note receivable from Northern Leasing which earns a fixed market rate which compounds quarterly. Principal and interest are payable once certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. Based on current information available, the Company anticipates that the performance criteria will be met and the first payment of principal and interest will be made during the quarter ended March 1999 with the final payment expected during the second quarter of fiscal 2000.

  The Company has a $3.1 million note receivable which was the result of the sale of non-core business agent bank contracts in fiscal 1997. The note matures in 2000 and earns interest at a market rate with principal and interest payments due quarterly.

  The Company has a $6.4 million note from LitleNet L.L.C. as part of a litigation settlement. This note is discounted to earn a market rate of interest with principal and interest due in 2003.

NOTE D - INCOME TAXES

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 44.2% and 45.8% for the three months ended September 30, 1997 and 1996, respectively. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes primarily due to the Company's high level of nondeductible amortization of goodwill, purchased merchant portfolios and other intangibles.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which simplifies the standards for computing and presenting earnings per share. Under the new standards, the presentation of primary earnings per share will be replaced with a presentation of basic earnings per share. Basic earnings per share is computed excluding dilution caused by common stock equivalents such as stock options. The presentation of fully diluted earnings per share is replaced with a presentation of diluted earnings per share which is calculated in a similar fashion to the current computation method for fully diluted earnings per share. The Company will adopt this pronouncement to report results of operations for the second quarter of fiscal 1998. At that time, previously reported earnings per share will be restated to conform to the new rules; however, for the three months ended September 30, 1997, basic earnings per share and diluted earnings per share would be $0.12 per share with no change from the
current calculation.   This adoption is not expected to have a material impact
on future earnings per share.

NOTE F - SUBSEQUENT EVENTS

  On October 10, 1997, a putative class action suit entitled Raffaele Branca v. First USA Paymentech, Inc., Pamela H. Patsley, David W. Truetzel and Raymond J. McArdle was commenced by a stockholder of the Company in the United States District Court, Northern District of Texas, against the Company, an officer, and certain former officers, as disclosed in a Form 8-K filed on October 20, 1997. On October 17, 1997, a putative class action suit entitled Michael P. Fuchs v. First USA Paymentech, Inc., Elena Anderson, Susan H. Cerpanya, Michael Duffy, Raymond J. McArdle, Pamela H. Patsley and David W. Truetzel was commenced by a stockholder of the Company in the United States District Court, Northern District of Texas, against the Company, certain of its officers, and certain former officers. The complaints allege, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business. Both of the complaints seek to represent all stockholders who purchased stock during the period from April 15, 1997, the date on which the Company issued a press release announcing its financial results for the third quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997. The complaints claim that as a result of such alleged improper actions, the price of the Company's common stock was artificially inflated at the time stockholders in the classes acquired their stock. The complaints also allege insider trading by one or more officers of the Company. The complaints seeks monetary damages for the losses the stockholders in the classes allegedly incurred. The Company has not yet answered the complaints, but intends to defend these actions vigorously.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

  Paymentech, Inc. (f/k/a First USA Paymentech, Inc.; the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. During the three months ended September 30, 1997, bankcard sales volume processed increased approximately 24.5% to $11.2 billion compared with $9.0 billion for the three months ended September 30, 1996. The Company processed 419.8 million total transactions for the quarter ended September 1997, an increase of approximately 59.2%, compared with 263.6 million total
transactions for the same period in fiscal 1997.   In addition, the Company
markets and issues commercial cards to businesses and other entities.
Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

  The Company is a 57%-owned indirect subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANC ONE CORPORATION ("Banc One").

BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES

  During the quarter ended September 30, 1997, the Company sold its terminal leasing portfolio to Northern Leasing Systems Inc. ("Northern Leasing") for cash and a note receivable. This sale generated a pretax gain of $626,000, or $0.01 per share, which is included in other income. In addition, a deferred gain up to $626,000 will be recognized when certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. The Company now leases terminals to merchants through a contract with Northern Leasing which generates fee income.

  In September 1997, the Company sold the assets of its Ask! Technical Group unit, a non-core business, to TASQ Technology, Inc. ("TASQ") for cash and a note to be paid December 31, 1997. In addition, TASQ has agreed to purchase certain terminal inventories and supplies at book value. The sale generated a gain of $273,000 which is included in other income. TASQ is an outsourcing provider of information systems, inventory management services and logistics to the credit card and processing industry. In connection with the sale, the Company also entered into an ongoing servicing agreement with TASQ to provide deployment, repair and inventory management services to the Company.

  On August 11, 1997, the Company issued 46,634 shares of common stock to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. Additional payments of up to $3.7 million in common stock may be paid if certain additional performance objectives are met during fiscal 1998.

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

RESULTS OF OPERATIONS

  The Company recorded net income for the three months ended September 30, 1997 of $4.2 million, or $0.12 per share, compared with a net loss of $3.3 million, or $0.10 per share, for the three months ended September 30, 1996. Income for the three months ended September 30, 1996, excluding a $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis, one-time merger, integration and impairment charge related to the GENSAR acquisition, was $6.4 million, or $0.20 per share. The one-time merger, integration and impairment charge included costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance.

  Revenues increased 22.4% to $50.3 million for the three months ended September 30, 1997, compared with $41.1 million for the three months ended September 30, 1996. The increase in revenues was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 24.5% to $11.2 billion for the three months ended September 30, 1997, compared with $9.0 billion for the three months ended September 30, 1996. Total items processed for the three months ended September 30, 1997 increased 59.2% to 419.8 million, compared with 263.6 million for the three months ended September 30, 1996. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  Other income for the three months ended September 30, 1997, included a $626,000 pretax gain, or $0.01 per share, related to the sale of the Company's terminal leasing portfolio and a $273,000 pretax gain related to the sale of assets of the Company's Ask! unit. Other income also includes interest income from investments.

  Total expenses for the three months ended September 30, 1997 decreased 7.1% to $44.1 million, compared with $47.4 million for the three months ended September 30, 1996. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, and with respect to the quarter ended September 30, 1996, a one-time merger, integration and impairment charge related to the GENSAR acquisition, were $39.9 million for the quarter ended September 30, 1997, compared with $30.1 million for the three months ended September 30, 1996. The 32.6% increase was primarily due to increased sales volume processed, increased number of employees and increased interest expense. Operating expenses increased 27.3% to $20.5 million for the three months ended September 30, 1997, compared to $16.1 million for the same period of fiscal 1997, primarily due to increased sales volume processed. Salaries and employee benefits increased 32.2% to $15.5 million for the three months ended September 30, 1997, compared with $11.7 million for the same period in 1996, primarily due to the increase in the number of employees. The number of employees increased from approximately 1,000 at September 30, 1996 to approximately 1,300 at September 30, 1997. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. Operating expenses and salaries and employee benefits also increased as a result of the Company providing for itself certain administrative functions, including but not limited to human resources, legal staff and facilities administration, which were previously provided by First USA.
Interest expense increased to $1.6 million for the three months ended September 30, 1997, compared with $500,000 for the three months ended September 30, 1996. The increase was primarily due to the Company's $75 million in borrowings under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") as of September 30, 1997, compared with no borrowings under the Revolving Credit Facility as of September 30, 1996.

  Depreciation and amortization increased 79.3% to $6.5 million for the three months ended September 30, 1997, compared with $3.6 million for the three months ended September 30, 1996. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $4.2 million for the quarter ended September 30, 1997, compared to $1.8 million for the same period fiscal 1997, as a result of the Company's acquisitions, including GENSAR. Depreciation of property and equipment increased to $2.3 million for the three months ended September 30, 1997, compared with $1.8 million for the three months ended September 30, 1996. This 28.4% increase in depreciation was primarily the result of the Company's capital expenditures and costs associated with acquisitions.

  During the first quarter of fiscal 1997, the Company recorded a one-time merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis. The charge included costs related to the conversion from third-party authorization networks to GENSAR's authorization network ($6.4 million), the closure of certain offices ($7.6 million) and employee severance ($1.5 million). The conversion costs consisted primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge of $7.6 million related to office closings included lease termination costs as well as the write-off of $3.7 million pertaining to certain intangible assets related to systems that will no longer be used. The employee related costs were primarily severance for individuals displaced as a result of certain office closings.

SEASONALITY

  The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer retail sales. As a result, the Company generally experiences higher revenue during the December quarter.

COMMERCIAL CARDS

  The Company, through its subsidiary First USA Financial Services, Inc. ("Financial Services"), markets and issues commercial cards to businesses and other entities. Financial Services offers business-to-business payment solutions.

  In January 1997, the Company and PHH Vehicle Management Services Corporation ("PHH"), formed PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company that offers a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. PHH/Paymentech offers the corporate fleet card solution to companies with mobile employees, marketing to both existing customers and prospects. As consideration for PHH's contribution of existing client and supplier contracts to PHH/Paymentech, the Company paid PHH $12.5 million with an additional $5.0 million payable within one year. If certain performance objectives are met, an additional $2.5 million will be paid to PHH over the next three years.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used by operating activities was $14.0 million for the three months ended September 30, 1997, compared with net cash provided by operating activities of $55.9 million for the same period of 1996. The Company spent $4.4 million and $6.1 million for capital expenditures during the three months ended September 30, 1997 and 1996, respectively.

  The Company's $200 million Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At September 30, 1997, the Company had $75 million in borrowings under the Revolving Credit Facility in the form of a $40 million note and a $35 million note, each at a rate of LIBOR plus 35 basis points (currently approximately 6.04%). Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility.

  The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PARENT COMPANY MERGER

  In June 1997, the Company's former indirect parent company, First USA, Inc., merged with and into Banc One resulting in Banc One becoming the indirect owner of 57% of the Company's outstanding stock. Banc One has stated that it expects to reduce its ownership of the Company, provided such reduction is accomplished in such a way as to preserve the pooling accounting treatment of the Banc One/First USA, Inc. merger. The Company understands that such treatment could be compromised if the Company were to issue common stock, including in an acquisition or in a capital-raising offering, in an aggregate amount which would cause Banc One's ownership to fall below a controlling interest. In addition, the Company believes that growth in its third-party authorization services and the number of acquisitions completed has slowed and been hampered by the reluctance of some banks to engage in business with a subsidiary of a large bank holding company. Banc One also owns a 50% interest in an alliance with First Data Corporation, which alliance is a competitor of the Company. Banc One refers all prospective merchant customers from Banc One's branch network to such alliance.

  Furthermore, as a result of the Banc One/First USA, Inc. merger and Banc One's strategy to allow the Company to operate independently, the Company now provides for itself certain administrative functions, including but not limited to human resources, legal staff and facilities administration, which functions were previously integrated with the same functions of the Company's former parent, First USA. Effective as of July 1, 1997, the Company is providing these administrative services in a manner that is not integrated with Banc One. As a result, the Company incurs additional overhead expenses.

CAUTIONARY STATEMENTS

  Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, account origination and growth, customer base, anticipated operations costs and employment growth, anticipated marketing expense or anticipated credit and other losses. Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to, the factors that are described under "Business-Cautionary Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. These cautionary statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On October 10, 1997, a putative class action suit entitled Raffaele Branca
v. First USA Paymentech, Inc., Pamela H. Patsley, David W. Truetzel and Raymond
J. McArdle was commenced by a stockholder of the Company in the United States District Court, Northern District of Texas, against the Company, an officer, and certain former officers, as disclosed in a Form 8-K filed on October 20, 1997. On October 17, 1997, a putative class action suit entitled Michael P. Fuchs v. First USA Paymentech, Inc., Elena Anderson, Susan H. Cerpanya, Michael Duffy, Raymond J. McArdle, Pamela H. Patsley and David W. Truetzel was commenced by a stockholder of the Company in the United States District Court, Northern District of Texas, against the Company, certain of its officers, and certain former officers. The complaints allege, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business. Both of the complaints seek to represent all stockholders who purchased stock during the period from April 15, 1997, the date on which the Company issued a press release announcing its financial results for the third quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997. The complaints claim that as a result of such alleged improper actions, the price of the Company's common stock was artificially inflated at the time stockholders in the classes acquired their stock. The complaints also allege insider trading by one or more officers of the Company. The complaints seeks monetary damages for the losses the stockholders in the classes allegedly incurred. The Company has not yet answered the complaints, but intends to defend these actions vigorously.

     In addition, the Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material impact on the Company.

ITEM 2.   CHANGES IN SECURITIES

     On August 11, 1997, the Company issued 46,634 shares of common stock to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. No underwriter was used in connection with the sale or issuance of the shares, and such issuance was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. The resale of such shares has been registered on a shelf registration statement on Form S-3 (File No. 333-32697).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K filed during the first quarter of fiscal 1998:

          Report on Form 8-K filed July 2, 1997
               Item 1.  Changes in Control of Registrant
               Item 5.  Other Events

          Report on Form 8-K/A filed July 2, 1997
               Item 1.  Changes in Control of Registrant
               Item 5.  Other Events

b.   Reports on Form 8-K filed subsequent to the first quarter of fiscal 1998:

          Report on Form 8-K filed October 20, 1997
               Item 5.  Other Events

          Report on Form 8-K filed October 23, 1997
               Item 5.  Other Events

c.   Exhibits

     The following exhibits are incorporated by reference or filed herewith:

Exhibit Number    Description of Exhibit
--------------    ----------------------

  3.1             Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1 (No. 333-262) and incorporated by reference herein.
  3.2             By-Laws of the Company, filed as Exhibit 3.2 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30,
                  1997 and incorporated by reference herein.
  11*             Computation of Net Income Per Share.
  27*             Financial Data Schedule.


_____________________
* Filed herewith.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   November 14, 1997


                            PAYMENTECH, INC.



                            By: /s/ Pamela H. Patsley
                                -------------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ Kathryn J. Kessler
                                -------------------------------------------
                                Kathryn J. Kessler
                                Chief Accounting Officer

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