Form 10-Q
period 1997-12-31
PAYMENTECH INC
filed 1998-02-12
CIK 1005759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1997
                                      -----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No   ___
                                        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at January 31, 1998
-----------------------------------         -------------------------------
Common Stock, $.01 par value                      35,814,490 shares

                               PAYMENTECH, INC.

                          FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------


 PART I.                         F I N A N C I A L  I N F O R M A T I O N                                Page
                                                                                                         ----

  ITEM 1.      Financial Statements.

               Condensed Consolidated Balance Sheets -
               December 31, 1997 (Unaudited) and June 30, 1997..........................................    3

               Condensed Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended December 31, 1997 and 1996....................................    4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended December 31, 1997 and 1996..............................................    5

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)...................................................................    6


  ITEM 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations............................................   10



PART II.                             O T H E R   I N F O R M A T I O N

  ITEM 1.      Legal Proceedings........................................................................   16

  ITEM 2.      Changes in Securities....................................................................   16

  ITEM 4.      Submission of Matters to a Vote of Security Holders......................................   16

  ITEM 6.      Exhibits and Reports on Form 8-K

               Reports on Form 8-K......................................................................   17
               Index of Exhibits........................................................................   17

  SIGNATURES............................................................................................   18


                        PAYMENTECH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           DECEMBER 31,      JUNE 30,
                                                                                               1997            1997
                                                                                          --------------  --------------
                                                                                           (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents..........................................................    $  142,044      $ 119,466
     Receivables, net...................................................................        41,329         45,563
     Credit card loans, net.............................................................        25,877         19,902
     Terminal inventories...............................................................         2,485          6,646
     Prepaid expenses and other current assets..........................................        13,352         14,953
                                                                                          --------------  -------------
          Total current assets..........................................................       225,087        206,530
Investments, at cost (market value of $8,519 and $10,143 at December 31, 1997
     and June 30, 1997, respectively)...................................................         8,454         10,083
Notes receivable........................................................................        10,196          9,169
Property and equipment, net.............................................................        50,286         44,103
Goodwill, net...........................................................................       237,038        253,255
Purchased merchant portfolios and other intangibles, net................................        95,381         99,248
Other assets............................................................................         7,881          8,612
                                                                                          --------------  -------------
                                                                                             $ 634,323      $ 631,000
                                                                                          ==============  =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...................................................................    $   88,700     $  112,752
     Interest-bearing deposits..........................................................        28,927         20,721
     Merchant deposits..................................................................        17,899         18,852
     Accrued assessments................................................................        10,897          8,672
     Other accrued expenses.............................................................        34,515         35,448
                                                                                          --------------  -------------
     Total current liabilities..........................................................       180,938        196,445
Notes payable to banks and other borrowings.............................................        75,073         75,140
Stockholders' equity:
     Common stock, $0.01 par value, 200,000,000 shares authorized, 35,348,249 and 35,090,395 issued and outstanding at December 31, 1997 and June 30,
         1997, respectively.............................................................           353            351
     Additional paid-in capital.........................................................       343,493        335,435
     Retained earnings..................................................................        34,466         23,629
                                                                                          --------------  -------------
          Total stockholders' equity....................................................       378,312        359,415
                                                                                          --------------  -------------
                                                                                             $ 634,323      $ 631,000
                                                                                          ==============  =============


                             See Accompanying Notes.

                        PAYMENTECH, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED

                                                              DECEMBER 31,                  DECEMBER 31,
                                                        --------------------------    -------------------------
                                                           1997           1996           1997          1996
                                                        ----------     -----------    -----------    ----------

Revenues:
         Revenue...................................      $ 55,459        $ 48,301      $ 105,799      $ 89,431
         Other income..............................         6,225           3,721          7,426         3,974
                                                        ----------     -----------    -----------    ----------
             Total revenues........................        61,684          52,022        113,225        93,405
                                                        ----------     -----------    -----------    ----------
Expenses:
         Operating.................................        25,643          17,985         46,114        34,068
         Salaries and employee benefits............        15,821          12,015         31,272        23,705
         Depreciation and amortization.............         6,805           5,060         13,302         8,684
         Interest..................................         1,775           1,673          3,424         2,173
         Merger, integration and impairment........           --              --             --         15,544
                                                        ----------     -----------    -----------    ----------
             Total expenses........................        50,044          36,733         94,112        84,174
                                                        ----------     -----------    -----------    ----------
               Income before income taxes..........        11,640          15,289         19,113         9,231
Income tax provision...............................         4,975           6,893          8,276         4,119
                                                        ----------     -----------    -----------    ----------
               Net income..........................      $  6,665        $  8,396      $  10,837      $  5,112
                                                        ==========     ===========    ===========    ==========
Basic and diluted earnings per share...............      $   0.19        $   0.26      $    0.31      $   0.16
                                                        ==========     ===========    ===========    ==========



                             See Accompanying Notes.

                        PAYMENTECH, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED

                                                                                                 DECEMBER 31,
                                                                                          ----------------------------
                                                                                              1997           1996
                                                                                          -------------  -------------
   Operating Activities
       Net income.......................................................................   $    10,837    $     5,112
               Adjustments to reconcile net income to net cash provided by (used for)
                operating activities:
               Provision for depreciation and amortization .............................        13,302          8,684
               Noncash portion of asset writeoff, and merger, integration and
                impairment charge.......................................................         3,533          7,497
               Gain on sale of assets...................................................        (6,850)        (3,500)
               Changes in operating assets and liabilities:
               Receivables..............................................................          (642)        (6,094)
               Accounts payable.........................................................       (24,158)        36,208
               Other accrued expenses...................................................        (7,149)        14,083
               Notes receivable.........................................................           226            --
               Prepaid expenses and other current assets................................         1,504         (2,173)
               Terminal inventories.....................................................           361         (2,898)
               Accrued assessments......................................................         2,225          1,909
               Merchant deposits .......................................................        (1,242)        (1,582)
               Other operating activities...............................................         1,705           (205)
                                                                                          -------------  -------------
                        Net cash provided by (used for) operating activities............        (6,348)        57,041
   Investing Activities
       Proceeds from sale of assets.....................................................        27,066          3,500
       Proceeds from maturities of investments..........................................         1,629            919
       Purchases of merchant portfolios, processing services and other acquisitions.....        (1,180)      (199,428)
       Purchases of property and equipment, net.........................................        (9,858)       (11,911)
       Purchases of investments.........................................................           --            (101)
                                                                                          -------------  -------------
                        Net cash provided by (used for) investing activities............        17,657       (207,021)
   Financing Activities
       Issuance of interest-bearing deposits............................................         8,139          6,205
       Issuance of common stock, net....................................................         3,130         97,418
       Decrease in notes payable to banks and other borrowings..........................           --         (14,517)
       Note payable to First USA........................................................           --          25,000
                                                                                          -------------  -------------
                        Net cash provided by financing activities.......................        11,269        114,106
                                                                                          -------------  -------------
                        Increase (decrease) in cash and cash equivalents................        22,578        (35,874)
   Cash and cash equivalents at beginning of period.....................................       119,466        105,804
                                                                                          -------------  -------------
                        Cash and cash equivalents at end of period......................   $   142,044    $    69,930
                                                                                          =============  =============



                             See Accompanying Notes.

                       PAYMENTECH, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   Paymentech, Inc. (f/k/a First USA Paymentech, Inc.), the "Company", is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods.

   During the six months ended December 31, 1997, bankcard sales volume processed increased approximately 23.3% to $24.8 billion compared with $20.1 billion for the six months ended December 31, 1996. The Company processed 896.1 million total transactions for the six months ended December 31, 1997, an increase of approximately 48.0%, compared with 605.4 million total transactions for the same period in fiscal 1997. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

   The Company is a 57%-owned subsidiary of First USA Financial, Inc., which is a wholly owned subsidiary of BANC ONE CORPORATION.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

NOTE B - BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES
   In December 1997, the Company sold its share of PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation ("Cendant") for $30.0 million. This sale generated a $6.0 million pretax gain after deducting the Company's basis in its investment in PHH/Paymentech and consideration for a preferred alliance agreement with Cendant. This gain is included in other income. The Company and PHH had formed the joint venture PHH/Paymentech to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. The Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

   The Company issued 181,119 shares of common stock in February 1998 and 46,634 shares in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997.
Additional payments of up to $1.2 million in common stock may be paid if certain additional performance objectives are met during fiscal 1998. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 are also subject to a price guarantee by the Company. Such guarantee is payable in shares of the Company's common stock in the event that on the second anniversary of the acquisition date the Company's average stock price is below the average stock price immediately prior to the acquisition, and in the event that the Company has not elected to repurchase such shares prior to that date.

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

   In September 1997, the Company sold the assets of its Ask! Technical Group unit, a non-core business, to TASQ Technology, Inc. ("TASQ") for cash and a note paid in December 1997. In addition, TASQ has agreed to purchase certain terminal inventories and supplies at book value. The sale generated a gain of $273,000 which is included in other income. TASQ is an outsourcing provider of information systems, inventory management services and logistics to the credit card processing industry. In connection with the sale, the Company also entered into an ongoing servicing agreement with TASQ to provide deployment, repair and inventory management services to the Company.

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

   The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1996 (in thousands, except per share information):

                                                         Six Months Ended
                                                           December 31,
                                                --------------------------------
                                                      1997               1996
                                                -------------      -------------
      Total revenues...........................   $113,225            $95,830
      Income before income taxes...............     19,113              8,140
      Net income...............................     10,837              4,424
      Net income per share.....................       0.31               0.14

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

   During the first quarter of fiscal 1997, the Company recorded a merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, which reduced net income by $9.7 million. The charge includes costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance. The conversion costs consisted primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge related to office closings included lease termination costs as well as the write-off of certain intangible assets related to systems that are no longer used. The employee related costs were primarily severance for individuals displaced as a result of the office closings.

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

   The Company has a $2.9 million note receivable which was the result of the sale of non-core business agent bank contracts in fiscal 1997. The note matures in 2000 and earns interest at a market rate with principal and interest payments due quarterly.

   The Company has a $6.4 million note from LitleNet L.L.C. as part of a litigation settlement. This note is discounted to earn a market rate of interest with principal and interest due in 2003.

NOTE D - OFFERING
   In December 1996, the Company completed a public underwritten offering of 3.1 million shares of its common stock, $0.01 par value, at $34.00 per share, which generated $100.3 million in net proceeds, including the exercise by the underwriters in the transaction of certain over-allotment options.

NOTE E - INCOME TAXES
   The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 43.3% and 44.6% for the six months ended December 31, 1997 and 1996, respectively. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes primarily due to the Company's high level of nondeductible amortization of goodwill, purchased merchant portfolios and other intangibles.

NOTE F - RELATED PARTIES
   In December 1996, the Company entered into a related party transaction with First USA, Inc., its former parent. The transaction resulted in a $3.5 million gain related to the termination of a call option on warrants held by First USA, Inc. for stock in First Virtual Holdings, Inc. This transaction was at terms which the Company believes to be representative of an arms' length transaction. The gain was included in other income.

NOTE G - EARNINGS PER SHARE
   The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED                  Six Months Ended
                                                 DECEMBER 31,                       December 31,
                                      --------------------------------   --------------------------------
                                           1997              1996             1997              1996
                                      --------------    --------------   --------------    --------------
Basic
-----
Net income.........................     $     6,665       $     8,396      $    10,837       $     5,112
Weighted average shares
  outstanding......................      35,344,597        32,141,604       35,301,397        31,922,366
                                      --------------    --------------   --------------    --------------
Basic earnings per share...........     $      0.19       $      0.26      $      0.31       $      0.16
                                      ==============    ==============   ==============    ==============

Diluted
-------
Net income.........................     $     6,665       $     8,396      $    10,837       $     5,112
                                      --------------    --------------   --------------    --------------
Weighted average shares
  outstanding......................      35,344,597        32,141,604       35,301,397        31,922,366
Dilutive effect of employee
  stock options....................              19           379,786           59,403           398,863

Adjusted weighted average
  shares outstanding...............      35,344,616        32,521,390       35,360,800        32,321,229
                                      ==============    ==============   ==============    ==============

Diluted earnings per share..........    $      0.19       $      0.26      $      0.31       $      0.16
                                      ==============    ==============   ==============    ==============

NOTE H - LITIGATION
  In October 1997, two putative class action suits were filed against the Company and certain officers and former officers of the Company alleging, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business. The complaints also allege insider trading by one or more officers or former officers of the Company. The two complaints have since been consolidated into one action. The Company has not yet been required to answer the complaints, but intends to defend these actions vigorously.

NOTE I - SUBSEQUENT EVENT
  In January 1998, the Company purchased the merchant portfolio and certain other assets of Mokarow Financial, Inc. for cash and 438,115 shares of common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
   Paymentech, Inc. (f/k/a First USA Paymentech, Inc.), the "Company", is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

   During the six months ended December 31, 1997, bankcard sales volume processed increased approximately 23.3% to $24.8 billion compared with $20.1 billion for the six months ended December 31, 1996. The Company processed 896.1 million total transactions for the six months ended December 1997, an increase of approximately 48.0%, compared with 605.4 million total transactions for the same period in fiscal 1997.

   The Company is a 57%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANC ONE CORPORATION ("Banc One").

BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES
   In December 1997, the Company sold its share of PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation ("Cendant") for $30.0 million. This sale generated a $6.0 million pretax gain after deducting the Company's basis in its investment in PHH/Paymentech and consideration for a preferred alliance agreement with Cendant. This gain is included in other income. The Company and PHH had formed the joint venture PHH/Paymentech to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. The Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

   The Company issued 181,119 shares of common stock in February 1998 and 46,634 shares in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. Additional payments of up to $1.2 million in common stock may be paid if certain additional performance objectives are met during fiscal 1998. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 are also subject to a price guarantee by the Company. Such guarantee is payable in shares of the Company's common stock in the event that on the second anniversary of the acquisition date the Company's average stock price is below the average stock price immediately prior to the acquisition, and in the event that the Company has not elected to repurchase such shares prior to that date.

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

   In September 1997, the Company sold the assets of its Ask! Technical Group unit, a non-core business, to TASQ Technology, Inc. ("TASQ") for cash and a note paid in December 1997. In addition, TASQ has agreed to purchase certain terminal inventories and supplies at book value. The sale generated a gain of $273,000 which is included in other income. TASQ is an outsourcing provider of information systems, inventory management services and logistics to the credit card processing industry. In connection with the sale, the Company also entered into an ongoing servicing agreement with TASQ to provide deployment, repair and inventory management services to the Company.

   On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"). The acquisition of GENSAR enabled the Company to offer third-party credit and debit authorization services to financial institutions, sales agents and its direct merchants. GENSAR also enabled the Company to directly provide its existing customers with a full array of point-of-sale products and services that were previously primarily outsourced. This acquisition was accounted for as a purchase and accordingly, GENSAR's results are included in the Company's results of operation from the date of the acquisition.

RESULTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE THREE MONTHS
  ---------------------------------------------------------------------------
ENDED DECEMBER 31, 1996
-----------------------
   The Company recorded net income for the three months ended December 31, 1997 of $6.7 million, or $0.19 per share, compared with net income of $8.4 million, or $0.26 per share, for the same period in the prior year. Earnings for the three months ended December 31, 1997, excluding a $6.0 million pretax gain related to the sale of the Company's share of PHH/Paymentech and a significant unusual pretax charge of $3.5 million, were $5.3 million or $0.15 per share. The significant charge related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables. For the three months ended December 31, 1996, earnings excluding a $3.5 million pretax gain related to the termination of a call option on warrants for stock in First Virtual Holdings, Inc. ("First Virtual"), were $6.4 million or $0.20 per share.

   Revenues increased 14.8% to $55.5 million for the three months ended December 31, 1997, compared with $48.3 million for the three months ended December 31, 1996. The increase in revenues was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 22.3% to $13.6 billion for the three months ended December 31, 1997, compared with $11.1 billion for the same period in the prior year. Total items processed for the three months ended December 31, 1997 increased 39.4% to 476.4 million, compared with 341.8 million for the three months ended December 31, 1996. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

   Other income for the three months ended December 31, 1997, included a $6.0 million pretax gain related to the sale of the Company's share of PHH/Paymentech. For the three months ended December 31, 1996, other income included a related party transaction with First USA, Inc. resulting in a $3.5 million gain related to the termination of a call option on warrants for stock in First Virtual. Other income also included interest income from investments.

   Total expenses for the three months ended December 31, 1997 increased 36.2% to $50.0 million, compared with $36.7 million for the three months ended December 31, 1996. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $45.9 million for the quarter ended December 31, 1997, compared with $33.6 million for the same period in the prior year. This was a 36.3% increase primarily due to increased sales volume processed, increased number of employees and a $3.5 million significant unusual charge related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables.

   Operating expenses increased 42.6% to $25.6 million for the three months ended December 31, 1997, compared to $18.0 million for the same period of fiscal 1997, primarily due to increased sales volume processed and $3.5 million in charges related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables. Salaries and employee benefits increased 31.7% to $15.8 million for the three months ended December 31, 1997, compared with $12.0 million for the same period in 1996, primarily due to the increase in the number of employees hired to support the growth in sales volume processed. The number of employees increased from approximately 1,030 at December 31, 1996 to approximately 1,200 at December 31, 1997. Operating expenses and salaries and employee benefits also increased as a result of the Company providing for itself certain administrative functions, including but not limited to human resources, legal staff and facilities administration, which were previously provided by First USA. Interest expense was $1.8 million for the three months ended December 31, 1997, remaining flat when compared with the same period in the prior year.

   Depreciation and amortization increased 34.5% to $6.8 million for the three months ended December 31, 1997, compared with $5.1 million for the three months ended December 31, 1996. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $4.2 million for the quarter ended December 31, 1997, compared to $3.1 million for the same period in fiscal 1997. Depreciation of property and equipment increased to $2.6 million for the three months ended December 31, 1997, compared with $2.0 million for the three months ended December 31, 1996. This increase in depreciation was primarily the result of the Company's capital expenditures.

 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED
 -----------------------------------------------------------------------------
DECEMBER 31, 1996
-----------------
   Net income for the six months ended December 31, 1996 increased to $10.8 million, or $0.31 per share, compared with $5.1 million, or $0.16 per share, for the six months ended December 31, 1996. Without the effects of the $6.0 million pretax gain on the sale of the Company's share of PHH/Paymentech, the $626,000 pretax gain on the sale of the Company's terminal leasing portfolio, and the $3.5 million significant unusual pretax charge related to reserves, earnings for the six months ended December 31, 1997 were $9.1 million, or $0.26 per share. Earnings for the six months ended December 31, 1996, excluding a $15.5 million pretax, one-time merger, integration and impairment charge related to the GENSAR acquisition and a $3.5 million pretax gain related to the First Virtual transaction, was $12.8 million, or $0.40 per share. The one-time merger, integration and impairment charge included costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance.

   Revenues for the six months ended December 31, 1997 increased 18.3% to $105.8 million compared with $89.4 million for the same period in the prior year. The increase in revenues was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 23.3% to $24.8 billion for the six months ended December 31, 1997, compared with $20.1 billion for the six months ended December 31, 1996. Total items processed for the six months ended December 31, 1997 increased 48.0% to 896.1 million, compared with 605.4 million for the same period in fiscal 1997.

   Other income for the second quarter fiscal 1998 included a $6.0 million pretax gain related to the sale of the Company's share of PHH/Paymentech. For the first quarter of fiscal 1998, other income included a $626,000 pretax gain, or $0.01 per share, related to the sale of the Company's terminal leasing portfolio and a $273,000 pretax gain related to the sale of assets of the Company's Ask! unit. For the six months ended December 31, 1996, other income included a related party transaction with First USA, Inc. resulting in a $3.5 million gain related to the termination of a call option on warrants for stock in First Virtual. Other income also included interest income from investments.

   Total expenses for the six months ended December 31, 1997 increased 11.8% to $94.1 million, compared with $84.2 million for the six months ended December 31, 1996. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, and with respect to the six months ended December 31, 1996, excluding a one-time merger, integration and impairment charge related to the GENSAR acquisition, were $85.8 million for the six months ended December 31, 1997, compared with $63.7 million for the six months ended December 31, 1996. The 34.6% increase was primarily due to increased sales volume processed, increased number of employees and a $3.5 million significant unusual charge related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables.

   Operating expenses increased 35.4% to $46.1 million for the six months ended December 31, 1997, compared to $34.1 million for the same period of fiscal 1997, primarily due to increased sales volume processed and $3.5 million in charges related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables. Salaries and employee benefits increased 31.9% to $31.3 million for the six months ended December 31, 1997, compared with $23.7 million for the same period in 1996, primarily due to the increase in the number of employees. Such increase included employees hired as a result of the Company's acquisitions as well as those hired to support the growth in sales volume processed. The number of employees increased from approximately 1,030 at December 31, 1996 to approximately 1,200 at December 31, 1997. Operating expenses and salaries and employee benefits also increased as a result of the Company providing for itself certain administrative functions, including but not limited to human resources, legal staff and facilities administration, which were previously provided by First USA. Interest expense increased to $3.4 million for the six months ended December 31, 1997, compared with $2.2 million for the six months ended December 31, 1996. The increase was primarily due to the Company's $75 million in borrowings under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") as of December 31, 1997, compared with no borrowings under the Revolving Credit Facility as of December 31, 1996.

   Depreciation and amortization for the six months ended December 31, 1997 increased 53.2% to $13.3 million compared with $8.7 million for the same period of fiscal 1997. The amortization of goodwill, purchased merchant portfolios and other intangibles increased 70.6% to $8.3 million for the six months ended December 31, 1997, compared to $4.9 million for the six months ended December 31, 1996, as a result of the Company's acquisitions, primarily GENSAR. Depreciation of property and equipment increased 30.7% to $5.0 million for the six months ended December 31, 1997 compared with $3.8 million for the same period of fiscal 1997. This increase in depreciation was primarily the result of the Company's capital expenditures and costs associated with acquisitions.

   During the first quarter of fiscal 1997, the Company recorded a one-time merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, or $9.7 million and $0.30 per share on an after-tax basis.
The charge included costs related to the conversion from third-party authorization networks to GENSAR's authorization network ($6.4 million), the closure of certain offices ($7.6 million) and employee severance ($1.5 million). The conversion costs consisted primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge of $7.6 million related to office closings included lease termination costs as well as the write-off of $3.7 million pertaining to certain intangible assets related to systems that are no longer used. The employee related costs were primarily severance for individuals displaced as a result of certain office closings.

SEASONALITY
   The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer spending. Such peaks fall in different quarters for different divisions of the Company due to the varying nature of the Company's market niches and the varying nature of consumer trends in such markets.

COMMERCIAL CARDS
   The Company, through its subsidiary First USA Financial Services, Inc. ("Financial Services"), markets and issues commercial cards to businesses and other entities. Financial Services offers business-to-business payment solutions.

   In December 1997, the Company sold its share of PHH/Paymentech to Cendant. In conjunction with the sale, the Company entered into a preferred alliance agreement with Cendant. In January 1997, the Company and PHH formed PHH/Paymentech, to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. The Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

LIQUIDITY AND CAPITAL RESOURCES
   Net cash used by operating activities was $6.3 million for the six months ended December 31, 1997, compared with net cash provided by operating activities of $57.0 million for the same period of 1996. The Company used $9.9 million for capital expenditures, approximately half of which was for technology, during the six months ended December 31, 1997, compared with $11.9 million for capital expenditures during the six months ended December 31, 1996.

   The Company's $200 million Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At December 31, 1997, the Company had $75 million in borrowings under the Revolving Credit Facility in the form of a $40 million note and a $35 million note, each at a rate of LIBOR plus 35 basis points (currently approximately 6.35%). In January 1998, the Company paid down $20 million on the $35 million note, resulting in total outstanding borrowings of $55 million under the Revolving Credit Facility. The new $15 million note is also at a rate of LIBOR plus 35 basis points (currently approximately 5.98%). Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility. As of December 31, 1997, the Company could utilize up to approximately $140 million of the Revolving Credit Facility.

   The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PARENT COMPANY MERGER
   In June 1997, the Company's former indirect parent company, First USA, Inc., merged with and into Banc One resulting in Banc One becoming the indirect owner of 57% of the Company's outstanding stock. Banc One has stated that it expects to reduce its ownership of the Company, provided such reduction is accomplished in such a way as to preserve the pooling accounting treatment of the Banc One/First USA, Inc. merger. Such treatment might be compromised if the Company were to issue common stock, including in an acquisition or in a capital-raising offering, in an aggregate amount which would cause Banc One's ownership to fall below a controlling interest. In addition, the Company believes that growth in its third-party authorization services and the number of acquisitions completed has slowed and been hampered by the reluctance of some banks to engage in business with a subsidiary of a large bank holding company. Banc One also owns a 50% interest in an alliance with First Data Corporation, which alliance is a competitor of the Company. Banc One refers all prospective merchant customers from Banc One's branch network to such alliance.

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

YEAR 2000
   As a result of computer programs written using two digits rather than four to define the applicable year, certain systems may require modifications in order to properly function beginning with the year 2000. Based on an assessment of its systems, the Company has developed a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The majority of the Company's computer systems are already year 2000 compliant, primarily through the use of internal resources and new year 2000 compliant software and equipment.

   For the Company's remaining noncompliant computer systems, the Company believes that existing internal resources can be used to modify existing software and that the associated costs will not be significant. However, if such modifications are not made, or are not completed timely, year 2000 noncompliance could have a material impact on the operations of the Company.

   The Company has begun the process of communicating with all of its significant suppliers and large customers to assess the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely corrected and will not have a material adverse effect on the Company's systems.

CAUTIONARY STATEMENTS
   Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, year 2000 compliance costs and implementation, account origination and growth, customer base, anticipated operations costs and employment growth, anticipated marketing expense or anticipated credit and other losses. Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to, the factors that are described under "Business-Cautionary Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. These cautionary statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
   As previously disclosed in the Company's Report on Form 10-Q for the quarter ended September 30, 1997, on October 10, 1997, a putative class action suit entitled Raffaele Branca v. First USA Paymentech, Inc., Pamela H. Patsley, David
         -----------------------------------------------------------------------
W. Truetzel and Raymond J. McArdle was commenced by a stockholder of the Company
----------------------------------
in the United States District Court, Northern District of Texas, against the Company, an officer, and certain former officers, as disclosed in a Form 8-K filed on October 20, 1997. On October 17, 1997, a putative class action suit entitled Michael P. Fuchs v. First USA Paymentech, Inc., Elena Anderson, Susan
         ---------------------------------------------------------------------
H. Cerpanya, Michael Duffy, Raymond J. McArdle, Pamela H. Patsley and David W.
------------------------------------------------------------------------------
Truetzel was commenced by a stockholder of the Company in the United States
--------
District Court, Northern District of Texas, against the Company, certain of its officers, and certain former officers. These actions have since been consolidated into one action entitled Raffaele Branca v. First USA Paymentech,
                                      ----------------------------------------
Inc., Pamela H. Patsley, David W. Truetzel, Raymond J. McArdle, Elena Anderson,
-------------------------------------------------------------------------------
Susan H. Cerpanya and Michael Duffy.  The complaints allege, among other things,
-----------------------------------
that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business. Both of the complaints seek to represent all stockholders who purchased stock during the period from April 15, 1997, the date on which the Company issued a press release announcing its financial results for the third quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997.
The complaints claim that as a result of such alleged improper actions, the price of the Company's common stock was artificially inflated at the time stockholders in the classes acquired their stock. The complaints also allege insider trading by one or more officers of the Company. The complaints seek monetary damages for the losses the stockholders in the classes allegedly incurred. The Company has not yet been required to answer the complaints, but intends to defend these actions vigorously.

   In addition, the Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material impact on the Company.

ITEM 2.    CHANGES IN SECURITIES
   On February 5, 1998, the Company issued 181,119 shares of common stock to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. No underwriter was used in connection with the sale or issuance of the shares, and such issuance was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. The resale of such shares has been registered on a shelf registration statement on Form S-3 (File No. 333-32697).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

a.         The 1997 Annual Meeting of Stockholders was held on December 3, 1997.

b.         The following Directors were elected at such meeting:

                                                          Votes Cast to
                                        Votes For       Withhold Authority
                                     -------------    -----------------------
             Gene H. Bishop            32,040,348            1,086,613
             Ronald G. Steinhart       31,554,855            1,572,106

   The following Directors will also continue in their offices after such meeting:

             William P. Boardman
             John B. McCoy
             Pamela H. Patsley
             Rupinder S. Sidhu
             John C. Tolleson

c.         The following other matters were approved at such meeting:


                                                                Votes                       Broker
                         Item                 Votes For        Against        Abstain      Non-votes
------------------------------------------------------------------------------------------------------
           Adoption of an amendment to the
           Paymentech, Inc. 1996 Amended and
           Restated Stock Option Plan to
           increase the number of shares of
           common stock that may be granted
           under such plan                    25,694,895      4,173,525       33,838        3,224,703


           No other matter was voted upon at such meeting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.         Reports on Form 8-K filed during the second quarter of fiscal 1998:

                  Report on Form 8-K filed October 20, 1997
                          Item 5.  Other Events

                  Report on Form 8-K filed October 23, 1997
                          Item 5.  Other Events

b.         Reports on Form 8-K filed subsequent to the second quarter of fiscal
           1998:

                  Report on Form 8-K filed January 21, 1998
                          Item 5.  Other Events
                          Exhibit 99.  Press Release

c.         Exhibits

           The following exhibits are incorporated by reference or filed herewith:

Exhibit Number  Description of Exhibit
--------------  ----------------------

   3.1          Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form
                S-1 (No. 333-262) and incorporated by reference herein.
   3.2          By-Laws of the Company, filed as Exhibit 3.2 to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30,
                1997 and incorporated by reference herein.
  10.1*         First Amendment to the Amended and Restated Paymentech, Inc.
                1996 Stock Option Plan.
    27*         Financial Data Schedule.

-------------------
* Filed herewith.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:   February 12, 1998


                                  PAYMENTECH, INC.



                                  By: /s/ Pamela H. Patsley
                                     ---------------------------------------
                                     Pamela H. Patsley
                                     President and Chief Executive Officer



                                  By: /s/ Kathryn J. Kessler
                                     ----------------------------------------
                                     Kathryn J. Kessler
                                     Chief Accounting Officer

                               INDEX OF EXHIBITS
                               -----------------



                                                       Sequentially
Exhibit Number             Description of Exhibit      Numbered Page
--------------             ----------------------      -------------

  10.1             First Amendment to the Amended
                   and Restated Paymentech, Inc.
                   1996 Stock Option Plan.

  27               Financial Data Schedule.