Form 10-Q
period 1998-03-31
PAYMENTECH INC
filed 1998-05-11
CIK 1005759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1998
                                      --------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at April 30, 1998
---------------------------------        --------------------------------------
Common Stock, $.01 par value                      36,022,114 shares

                               PAYMENTECH, INC.

                          FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------

PART I.            F I N A N C I A L  I N F O R M A T I O N                                    Page
                                                                                               ----
  ITEM 1.  Financial Statements.

           Condensed Consolidated Balance Sheets -
           March 31, 1998 (Unaudited) and June 30, 1997................................           3

           Condensed Consolidated Statements of Income (Unaudited) -
           Three and Nine Months Ended March 31, 1998 and 1997.........................           4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended March 31, 1998 and 1997...................................           5

           Notes to Interim Condensed Consolidated Financial
           Statements (Unaudited)......................................................           6

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................................          10


PART II.               O T H E R  I N F O R M A T I O N

  ITEM 1.       Legal Proceedings......................................................          16

  ITEM 2.       Changes in Securities..................................................          16

  ITEM 6.       Exhibits and Reports on Form 8-K

                Reports on Form 8-K....................................................          16
                Index of Exhibits......................................................          16

  SIGNATURES...........................................................................          17

                       PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                                               March 31,       June 30,
                                                                                                 1998           1997
                                                                                             ------------   -------------
                                                                                             (Unaudited)
                                                ASSETS
Current assets:
     Cash and cash equivalents ..........................................................    $   151,458    $    119,466
     Receivables, net..................................................................           37,065          45,563
     Credit card loans, net............................................................           33,482          19,902
     Terminal inventories..............................................................            1,750           6,646
     Prepaid expenses and other current assets.........................................           11,610          14,953
                                                                                             ------------   -------------
          Total current assets.........................................................          235,365         206,530

Investments, at cost (market value of $7,200 and $10,143 at March 31, 1998
     and June 30, 1997, respectively)..................................................            7,250          10,083
Notes receivable.......................................................................           10,298           9,169
Property and equipment, net............................................................           54,958          44,103
Goodwill, net..........................................................................          236,330         253,255
Purchased merchant portfolios and other intangibles, net...............................          101,183          99,248
Other assets...........................................................................            6,323           8,612
                                                                                             ------------   -------------
                                                                                             $   651,707    $    631,000
                                                                                             ============   =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................................      $   104,153    $    112,752
     Interest-bearing deposits.........................................................           35,981          20,721
     Merchant deposits.................................................................           20,915          18,852
     Accrued assessments...............................................................            9,718           8,672
     Other accrued expenses............................................................           34,035          35,448
                                                                                             ------------   -------------
          Total current liabilities....................................................          204,802         196,445
Notes payable to banks and other borrowings............................................           55,058          75,140
Stockholders' equity:
     Common stock, $0.01 par value,  200,000,000  shares  authorized,  35,991,837 and
          35,090,395 issued and outstanding at March 31, 1998 and June 30, 1997,
          respectively.................................................................              360             351
     Additional paid-in capital........................................................          354,253         335,435
     Net unrealized holding loss on securities available for sale, net of tax..........           (1,566)            --
     Retained earnings.................................................................           38,800          23,629
                                                                                             ------------   -------------
          Total stockholders' equity...................................................          391,847         359,415
                                                                                             ------------   -------------
                                                                                             $   651,707    $    631,000
                                                                                             ============   =============


                            See Accompanying Notes.

                       PAYMENTECH, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)

                                                                Three Months Ended                    Nine Months Ended
                                                                    March 31,                              March 31,
                                                       -------------------------------------    --------------------------------
                                                             1998                 1997                1998                1997
                                                       --------------       --------------      --------------      --------------
Revenues:
         Revenue...................................          $ 52,379             $ 46,957           $ 158,178            $ 136,388
         Other income..............................               303                5,274               7,729                9,248
                                                       --------------      ---------------     ---------------      ---------------
          Total revenues...........................            52,682               52,231             165,907              145,636
                                                       --------------      ---------------     ---------------      ----------------
Expenses:
         Operating.................................            19,575               18,786              65,689               52,854
         Salaries and employee benefits............            17,051               13,433              48,323               37,138
         Depreciation and amortization.............             6,766                5,672              20,068               14,356
         Interest..................................             1,542                1,050               4,966                3,223
         Merger, integration and impairment........                --                   --                  --               15,544
                                                       --------------       --------------      --------------       --------------
          Total expenses...........................            44,934               38,941             139,046              123,115
                                                       --------------       --------------      --------------       --------------
             Income before income taxes............             7,748               13,290              26,861               22,521
Income tax provision...............................             3,414                5,930              11,690               10,049
                                                       --------------        -------------       -------------       --------------
             Net income............................          $  4,334             $  7,360           $  15,171            $  12,472
                                                       ==============       ==============      ==============      ===============
Basic and diluted earnings per share..............           $   0.12             $   0.21           $    0.43            $    0.38
                                                       ==============       ==============      ==============      ===============

                            See Accompanying Notes.

                       PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                           1998            1997
                                                                                       -------------   -------------
Operating Activities
         Net income..................................................................    $    15,171     $    12,472
         Adjustments to reconcile net income to net cash provided by (used for)
             operating activities:
               Provision for depreciation and amortization...........................         20,068          14,356
               Noncash portion of asset writeoff, and merger,
                 integration and impairment charge...................................          3,533           7,497
               Gain on sale of assets................................................         (6,850)         (8,500)
               Changes in operating assets and liabilities:
                 Receivables.........................................................         (3,318)        (11,184)
                 Accounts payable....................................................         (7,803)         46,737
                 Other accrued expenses..............................................         (7,697)         23,206
                 Notes receivable....................................................            124          (6,375)
                 Prepaid expenses and other current assets...........................          3,246          (3,148)
                 Terminal inventories................................................          1,096          (2,655)
                 Accrued assessments.................................................          1,046             264
                 Merchant deposits...................................................          1,774             577
                 Other operating activities..........................................          2,756            (125)
                                                                                       -------------   -------------
                     Net cash provided by operating activities.......................         23,146          73,122
Investing Activities
         Proceeds from sale of assets................................................         27,066           8,500
         Proceeds from maturities of investments.....................................          2,833           1,709
         Purchases of merchant portfolios, processing services and other acquisitions         (2,551)       (231,949)
         Purchases of property and equipment, net....................................        (17,163)        (15,096)
         Purchases of investments....................................................              -            (101)
                                                                                       -------------   -------------
                     Net cash provided by (used for) investing activities............         10,185        (236,937)
Financing Activities
         Issuance of interest-bearing deposits.......................................         15,178           6,810
         Issuance of common stock, net...............................................          3,483         100,641
         Increase (decrease) in notes payable to banks and other borrowings..........        (20,000)         73,813
         Note payable to First USA...................................................              -          25,000
         Repayments to First USA.....................................................              -         (25,000)
         Decrease in other notes payable.............................................              -         (23,444)
                                                                                       -------------   -------------
                     Net cash provided by (used for) financing activities............         (1,339)        157,820
                                                                                       -------------   -------------
                     Increase (decrease) in cash and cash equivalents................         31,992          (5,995)
Cash and cash equivalents at beginning of period.....................................        119,466         105,804
                                                                                       -------------   -------------
                     Cash and cash equivalents at end of period......................  $     151,458   $      99,809
                                                                                       =============   =============

         Noncash investing and financing activities:
             Common stock issued for acquisitions....................................  $       6,346   $       4,499
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

  During the nine months ended March 31, 1998, bankcard sales volume processed increased approximately 20.8% to $36.6 billion compared with $30.3 billion for the nine months ended March 31, 1997. The Company processed 1.4 billion total transactions for the nine months ended March 31, 1998, an increase of approximately 44.5%, compared with 940.6 million total transactions for the same period in fiscal 1997. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  The Company is a 56%-owned subsidiary of First USA Financial, Inc.("First USA"), which is a wholly owned subsidiary of BANC ONE CORPORATION ("Banc One").

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

NOTE B - BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES

  In January 1998, the Company purchased the merchant portfolio and certain other assets of Mokarow Financial, Inc. for cash and 438,115 shares of common stock.

  In December 1997, the Company sold its share of PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation ("Cendant") for $30.0 million. This sale generated a $6.0 million pretax gain after deducting the Company's basis in its investment in PHH/Paymentech and consideration for a preferred alliance agreement with Cendant. This gain is included in other income. The Company and PHH had formed the joint venture PHH/Paymentech to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. Pursuant to the preferred alliance agreement, the Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

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

  During the quarter ended September 30, 1997, the Company sold its terminal leasing portfolio to Northern Leasing Systems Inc. ("Northern Leasing") for cash and a note receivable. This sale generated a pretax gain of $626,000, or $0.01 per diluted share, which is included in other income. In addition, a deferred gain up to $626,000 will be recognized when certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. The Company now leases terminals to merchants through a contract with Northern Leasing which generates fee income.

  In September 1997, the Company sold the assets of its Ask! Technical Group unit, a non-core business, to TASQ Technology, Inc. ("TASQ") for cash and a note paid in December 1997. In addition, TASQ agreed to purchase certain terminal inventories and supplies at book value. The sale generated a gain of $273,000 which is included in other income. TASQ is an outsourcing provider of information systems, inventory management services and logistics to the credit card processing industry. In connection with the sale, the Company also entered into an ongoing servicing agreement with TASQ to provide deployment, repair and inventory management services to the Company.

  On August 19, 1996, the Company purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"), which owns 100% of Paymentech Network Services, Inc. (f/k/a GENSAR Technologies Inc.) and GENSAR Merchant Processing Inc. The acquisition was accounted for as a purchase, and accordingly, GENSAR's results have been included in the Company's results of operations since acquisition. After all market value adjustments, the purchase resulted in identifiable intangible assets of approximately $35 million, which have lives of eight to ten years and goodwill of approximately $175 million.

  The following consolidated pro forma results give effect to the purchase of GENSAR as if it had occurred on July 1, 1996 (in thousands, except per share information):

                                                                          Nine Months Ended
                                                                               March 31,
                                                                   -------------------------------
                                                                       1998               1997
                                                                   ------------       ------------
     Total revenues..............................................      $165,907           $148,061
     Income before income taxes..................................        26,861             21,430
     Net income..................................................        15,171             11,784
     Net income per diluted share................................      $   0.43           $   0.35

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

  The Company has a $2.6 million note receivable which was the result of the sale of non-core business agent bank contracts in fiscal 1997. The note matures in the fourth quarter of fiscal 2000 and earns interest at a market rate with principal and interest payments due quarterly.

  The Company has a $6.4 million note from LitleNet L.L.C. as part of a litigation settlement. This note is discounted to earn a market rate of interest with principal and interest due in the third quarter of fiscal 2003.

NOTE D - UNREALIZED HOLDING LOSS

  The market value of the Company's investment in First Virtual Holdings, Inc. ("First Virtual") was $1.5 million as of March 31, 1998, resulting in a pretax unrealized holding loss of $2.5 million, or $1.6 million on an after tax basis.

NOTE E - OFFERING

  In December 1996, the Company completed a public underwritten offering of 3.1 million shares of its common stock, $0.01 par value, at $34.00 per share, which generated $100.3 million in net proceeds, including the exercise by the underwriters in the transaction of certain over-allotment options.

NOTE F - INCOME TAXES

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 43.5% and 44.6% for the nine months ended March 31, 1998 and 1997, respectively. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes primarily due to the Company's high level of nondeductible amortization of goodwill, purchased merchant portfolios and other intangibles.

NOTE G - RELATED PARTIES

  During the fiscal year 1997, the Company entered into related party transactions with First USA, its former parent. The transactions resulted in a $3.5 million gain in December 1996 related to the termination of a call option on warrants held by First USA for stock in First Virtual and a $5.0 million gain in March 1997 related to the termination of an agreement that First USA would not compete with the Company for business card customers. Both of these transactions were at terms which the Company believes to be representative of an arms' length transaction. The gains were included in other income.

NOTE H - EARNINGS PER SHARE
  The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                             Nine Months Ended
                                                           March 31,                                     March 31,
                                          ------------------------------------------    ------------------------------------------
                                                 1998                    1997                   1998                   1997
                                          ------------------     -------------------    -------------------    -------------------
     Basic
     -----
     Net income..........................        $     4,334             $     7,360            $    15,171            $    12,472
                                          ------------------     -------------------    -------------------    -------------------
     Weighted average shares
      outstanding........................         35,787,814              34,925,430             35,427,798             32,907,766
                                          ------------------     -------------------    -------------------    -------------------
     Basic earnings per share............        $      0.12             $      0.21            $      0.43            $      0.38
                                          ==================     ===================    ===================    ===================

     Diluted
     -------
     Net income..........................        $     4,334             $     7,360            $    15,171            $    12,472
                                          ------------------     -------------------    -------------------    -------------------
     Weighted average shares
      outstanding........................         35,844,639              34,928,763             35,547,626             32,909,868
     Dilutive effect of employee stock
      options............................            214,558                 268,606                129,939                341,962
     Dilutive effect of contingently
      issuable shares....................             63,163                  28,148                 20,747                  9,246
                                          ------------------     -------------------    -------------------    -------------------
     Adjusted weighted average shares
      outstanding........................         36,122,360              35,225,517             35,698,312             33,261,076
                                          ==================     ===================    ===================    ===================

     Diluted earnings per share..........        $      0.12             $      0.21            $      0.43            $      0.38
                                          ==================     ===================    ===================    ===================

NOTE I - LITIGATION

  The Company is a defendant in a putative class action suit commenced in October 1997 against the Company, certain officers and former officers of the Company and Banc One alleging, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business. The complaint also alleges insider trading by one or more officers or former officers of the Company and requests control-person liability against Banc One. The Company has not yet been required to answer the complaint.

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Effective for financial statements for fiscal years beginning after December 15, 1998, SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during development. Costs incurred in the designing of software configuration, the coding of programs and the installation of hardware are examples of qualifying capitalizable costs. The Company is currently assessing the impact of adoption of SOP 98-1.

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

  During the nine months ended March 31, 1998, bankcard sales volume processed increased approximately 20.8% to $36.6 billion compared with $30.3 billion for the nine months ended March 31, 1997. The Company processed 1.4 billion total transactions for the nine months ended March 1998, an increase of approximately 44.5%, compared with 940.6 million total transactions for the same period in fiscal 1997.

  The Company is a 56%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANC ONE CORPORATION ("Banc One").

BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES

  In January 1998, the Company purchased the merchant portfolio and certain other assets of Mokarow Financial, Inc. for cash and 438,115 shares of common stock.

  In December 1997, the Company sold its share of PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation ("Cendant") for $30.0 million. This sale generated a $6.0 million pretax gain after deducting the Company's basis in its investment in PHH/Paymentech and consideration for a preferred alliance agreement with Cendant. This gain is included in other income. The Company and PHH had formed the joint venture PHH/Paymentech to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. Pursuant to the preferred alliance agreement, the Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

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

  During the quarter ended September 30, 1997, the Company sold its terminal leasing portfolio to Northern Leasing Systems Inc. ("Northern Leasing") for cash and a note receivable. This sale generated a pretax gain of $626,000, or $0.01 per diluted share, which is included in other income. In addition, a deferred gain up to $626,000 will be recognized when certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. The Company now leases terminals to merchants through a contract with Northern Leasing which generates fee income.

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

RESULTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED
  ------------------------------------------------------------------------------
MARCH 31, 1997
--------------

  The Company recorded net income for the three months ended March 31, 1998 of $4.3 million, or $0.12 per diluted share, compared with net income of $7.4 million, or $0.21 per diluted share, for the same period in the prior year. For the three months ended March 31, 1997, earnings, excluding a $5.0 million pretax gain related to the termination of an agreement that First USA would not compete with the Company for business card customers, were $4.6 million or $0.13 per diluted share.

  Revenues increased 11.5% to $52.4 million for the three months ended March 31, 1998, compared with $47.0 million for the three months ended March 31, 1997.
The increase in revenues was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 15.8% to $11.8 billion for the three months ended March 31, 1998, compared with $10.2 billion for the same period in the prior year. Total items processed for the three months ended March 31, 1998 increased 38.0% to 462.7 million, compared with
335.2 million for the three months ended March 31, 1997. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  Other income for the three months ended March 31, 1997 included a $5.0 million pretax gain related to the termination of an agreement that First USA would not compete with the Company for business card customers. Other income for the three months ended March 31, 1998 and March 31, 1997 also included interest income from investments.

  Total expenses for the three months ended March 31, 1998 increased 15.4% to $44.9 million, compared with $38.9 million for the three months ended March 31, 1997. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $40.8 million for the quarter ended March 31, 1998, compared with $35.4 million for the same period in the prior year. This increase was primarily due to increased sales volume processed and increased number of employees.

  Operating expenses increased 4.2% to $19.6 million for the three months ended March 31, 1998, compared with $18.8 million for the same period of fiscal 1997, primarily due to increased sales volume processed. Salaries and employee benefits increased 26.9% to $17.1 million for the three months ended March 31, 1998, compared with $13.4 million for the same period in 1997, primarily due to the increase in the number of employees hired to support the growth in sales volume processed. The number of employees increased from approximately 1,130 at March 31, 1997 to approximately 1,240 at March 31, 1998. Operating expenses and salaries and employee benefits also increased as a result of the Company providing for itself certain administrative functions, including but not limited to human resources, tax and legal staff and facilities administration, which were previously provided by First USA. Interest expense was $1.5 million for the three months ended March 31, 1998, an increase of 46.9% due to growth in interest bearing deposits and a higher quarterly average balance on the Company's borrowings under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") as of March 31, 1998.

  Depreciation and amortization increased 19.3% to $6.8 million for the three months ended March 31, 1998, compared with $5.7 million for the three months ended March 31, 1997. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $4.1 million for the quarter ended March 31, 1998, compared with $3.6 million for the same period in fiscal 1997. Depreciation of property and equipment increased to $2.6 million for the three months ended March 31, 1998, compared with $2.1 million for the three months ended March 31, 1997. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

 FOR THE NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE NINE MONTHS ENDED
 ----------------------------------------------------------------------------
MARCH 31, 1997
--------------

  Net income for the nine months ended March 31, 1998 increased to $15.2 million, or $0.43 per diluted share, compared with $12.5 million, or $0.38 per diluted share, for the nine months ended March 31, 1997. Without the effects of the $6.0 million pretax gain on the sale of the Company's share of PHH/Paymentech, the $626,000 pretax gain on the sale of the Company's terminal leasing portfolio, and a $3.5 million significant unusual pretax charge related to reserves, earnings for the nine months ended March 31, 1998 were $13.5 million, or $0.38 per diluted share. Earnings for the nine months ended March 31, 1997, excluding a $15.5 million pretax, one-time merger, integration and impairment charge related to the GENSAR acquisition, a $3.5 million pretax gain related to the termination of a call option on warrants for stock in First Virtual Holdings, Inc. ("First Virtual") and a $5.0 million pretax gain related to the termination of an agreement that First USA would not compete with the Company for business card customers, were $17.4 million, or $0.52 per diluted share. The one-time merger, integration and impairment charge included costs related to the conversion from third-party authorization networks to GENSAR's authorization network, the closure of certain offices and employee severance.

  Revenues for the nine months ended March 31, 1998 increased 16.0% to $158.2 million compared with $136.4 million for the same period in the prior year. The increase in revenues was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 20.8% to $36.6 billion for the nine months ended March 31, 1998, compared with $30.3 billion for the nine months ended March 31, 1997. Total items processed for the nine months ended March 31, 1998 increased 44.5% to 1.4 billion, compared with 940.6 million for the same period in fiscal 1997.

  Other income for the second quarter of fiscal 1998 included a $6.0 million pretax gain related to the sale of the Company's share of PHH/Paymentech. For the first quarter of fiscal 1998, other income included a $626,000 pretax gain, or $0.01 per diluted share, related to the sale of the Company's terminal leasing portfolio and a $273,000 pretax gain related to the sale of assets of the Company's Ask! unit. For the nine months ended March 31, 1997, other income included related party transactions with First USA resulting in a $3.5 million gain related to the termination of a call option on warrants for stock in First Virtual and a $5.0 million pretax gain related to the termination of an agreement that First USA would not compete with the Company for business card customers. Other income for the nine months ended March 31, 1998 and March 31, 1997 also included interest income from investments.

  Total expenses for the nine months ended March 31, 1998 increased 12.9% to $139.0 million, compared with $123.1 million for the nine months ended March 31, 1997. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, and with respect to the nine months ended March 31, 1997, excluding a one-time merger, integration and impairment charge related to the GENSAR acquisition, were $126.6 million for the nine months ended March 31, 1998, compared with $99.1 million for the nine months ended March 31, 1997. The 27.7% increase was primarily due to increased sales volume processed, increased number of employees and a $3.5 million significant unusual charge related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables.

  Operating expenses increased 24.3% to $65.7 million for the nine months ended March 31, 1998, compared with $52.9 million for the same period of fiscal 1997, primarily due to increased sales volume processed and $3.5 million in charges related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables. Salaries and employee benefits increased 30.1% to $48.3 million for the nine months ended March 31, 1998, compared with $37.1 million for the same period in 1997, primarily due to the increase in the number of employees. Such increase included employees hired as a result of the Company's acquisitions during fiscal 1997 as well as those hired to support the growth in sales volume processed. The number of employees increased from approximately 1,130 at March 31, 1997 to approximately 1,240 at March 31, 1998. Operating expenses and salaries and employee benefits also increased as a result of the Company providing for itself certain administrative functions, including but not limited to human resources, tax and legal staff and facilities administration, which were previously provided by First USA. Interest expense increased to $5.0 million for the nine months ended March 31, 1998, compared with $3.2 million for the nine months ended March 31, 1997. The increase was primarily due to growth in interest bearing deposits and a higher average balance on the Company's borrowings under its Revolving Credit Facility as of March 31, 1998.

  Depreciation and amortization for the nine months ended March 31, 1998 increased 39.8% to $20.1 million compared with $14.4 million for the same period of fiscal 1997. The amortization of goodwill, purchased merchant portfolios and other intangibles increased 47.3% to $12.5 million for the nine months ended March 31, 1998, compared with $8.5 million for the nine months ended March 31, 1997, as a result of the Company's acquisitions during fiscal 1997, primarily GENSAR. Depreciation of property and equipment increased 29.0% to $7.6 million for the nine months ended March 31, 1998 compared with $5.9 million for the same period of fiscal 1997. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

  During the first quarter of fiscal 1997, the Company recorded a one-time merger, integration and impairment charge related to the acquisition of GENSAR of $15.5 million, or $9.7 million and $0.30 per diluted share on an after-tax basis. The charge included costs related to the conversion from third-party authorization networks to GENSAR's authorization network ($6.4 million), the closure of certain offices ($7.6 million) and employee severance ($1.5 million). The conversion costs consisted primarily of the incremental labor costs to convert existing merchant customers to the GENSAR authorization network. The charge of $7.6 million related to office closings included lease termination costs as well as the write-off of $3.7 million pertaining to certain intangible assets related to systems that are no longer used. The employee related costs were primarily severance for individuals displaced as a result of certain office closings.

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

  In December 1997, the Company sold its share of PHH/Paymentech to Cendant. In conjunction with the sale, the Company entered into a preferred alliance agreement with Cendant. In January 1997, the Company and PHH formed PHH/Paymentech, to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. Pursuant to the preferred alliance agreement, the Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $23.1 million for the nine months ended March 31, 1998, compared with $73.1 million for the same period of fiscal 1997. The Company used $17.2 million for capital expenditures, primarily for technology, during the nine months ended March 31, 1998, compared with $15.1 million for capital expenditures during the nine months ended March 31, 1997.

  The Company's Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At March 31, 1998, the Company had $55 million in borrowings under the $200 million Revolving Credit Facility in the form of a $40 million note and a $15 million note, each at a rate of LIBOR plus 35 basis points (currently approximately 6.04%). In April 1998, the Company reduced the maximum borrowings available under the Revolving Credit Facility to $150 million. Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility.

  The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PARENT COMPANY MERGER

  In June 1997, the Company's former indirect parent company, First USA, Inc., merged with and into Banc One resulting in Banc One becoming the indirect owner of 56% of the Company's outstanding stock. Banc One has stated that it expects to reduce its ownership of the Company, provided such reduction is accomplished in such a way as to preserve the pooling accounting treatment of the Banc One/First USA, Inc. merger. Such treatment might be compromised if the Company were to issue common stock, including in an acquisition or in a capital-raising offering, in an aggregate amount which would cause Banc One's ownership to fall below a controlling interest. In addition, the Company believes that growth in its third-party authorization services and the number of acquisitions completed has slowed and been hampered by the reluctance of some banks to engage in business with a subsidiary of a large bank holding company. Banc One also owns a 50% interest in an alliance with First Data Corporation, which alliance is a competitor of the Company. Banc One refers all prospective merchant customers from Banc One's branch network to such alliance.

  Furthermore, as a result of the Banc One/First USA, Inc. merger and Banc One's strategy to allow the Company to operate independently, the Company now provides for itself certain administrative functions, including but not limited to human resources, tax and legal staff and facilities administration, which functions were previously integrated with the same functions of the Company's former parent, First USA. Effective as of July 1, 1997, the Company is providing these administrative services in a manner that is not integrated with Banc One. As a result, the Company incurs additional overhead expenses.

YEAR 2000

  As a result of computer programs written using two digits rather than four to define the applicable year, certain systems may require modifications in order to properly function beginning with the year 2000. Based on an assessment of its systems, the Company has developed a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Many of the Company's computer systems already comply with year 2000 requirements, primarily because of the Company's application of internal resources and new year 2000 compliant software and equipment.

  For the Company's remaining noncompliant computer systems, the Company believes that existing internal resources can be used to modify existing software and that the associated costs will not be significant. However, if such modifications are not made, or are not completed timely, year 2000 noncompliance could have a material impact on the operations of the Company.

  The Company is communicating with all of its significant third party vendors and large customers to assess the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely corrected and will not have a material adverse effect on the Company's systems.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1997 and September 30, 1997 and in a Current Report on Form 8-K filed October 20, 1997, the Company is a defendant in a putative class action suit commenced on October 10, 1997, by a stockholder of the Company in the United States District Court, Northern District of Texas, against the Company, certain officers, and certain former officers. On April 6, 1998, plaintiffs filed an amended complaint entitled Raffaele Branca, Carl C.
                                                     ------------------------
Conrad, and Michael P. Fuchs v. Paymentech, Inc., Banc One Corporation, Michael
-------------------------------------------------------------------------------
Duffy, Raymond J. McArdle, Pamela H. Patsley and David W. Truetzel.  The amended
------------------------------------------------------------------
complaint alleges, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting material adverse information regarding the Company's business. The amended complaint seeks to represent all stockholders who purchased stock during the period from January 22, 1997, the date on which the Company issued a press release announcing its financial results for the second quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997. The amended complaint claims that as a result of such alleged improper actions, the price of the Company's common stock was artificially inflated at the time stockholders in the class acquired their stock. The amended complaint also alleges insider trading by one or more officers of the Company, and requests control-person liability against Banc One. The amended complaint seeks monetary damages for the losses the stockholders in the class allegedly incurred. The Company has not yet been required to answer the amended complaint.

ITEM 2.    CHANGES IN SECURITIES

  On February 5, 1998, the Company issued 181,119 shares of common stock to the former sole stockholder of Merchant-Link as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. No underwriter was used in connection with the sale or issuance of the shares, and such issuance was an exempt transaction under
Section 4(2) of the Securities Act of 1933, as amended. The resale of such shares has been registered on a shelf registration statement on Form S-3 (File No. 333-32697).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K filed during the third quarter of fiscal 1998:

              Report on Form 8-K filed January 21, 1998
                   Item 5.  Other Events
                   Exhibit 99.  Press Release

b.   Exhibits

  The following exhibits are incorporated by reference or filed herewith:

Exhibit Number      Description of Exhibit
--------------      ----------------------

   3.1              Certificate of Incorporation of the Company, as amended,
                    filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-262) and incorporated by reference
                    herein.
   3.2              By-Laws of the Company, filed as Exhibit 3.2 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended June 30, 1997 and incorporated by reference herein.
  10.1*             First Amendment to the Amended and Restated Paymentech, Inc.
                    1996 Restricted Stock Plan.
  10.2*             First Amendment to the Employee Stock Purchase Plan of
                    Paymentech, Inc.
  10.3*             First Amendment to the Paymentech Supplemental Executive
                    Retirement Plan.
    27*             Financial Data Schedule.

__________________________
* Filed herewith.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   May 11, 1998


                            PAYMENTECH, INC.



                            By: /s/ Pamela H. Patsley
                                ----------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ Kathryn J. Kessler
                                -----------------------------------------
                                Kathryn J. Kessler
                                Chief Accounting Officer

                               INDEX OF EXHIBITS
                               -----------------


                                                                   Sequentially
Exhibit Number         Description of Exhibit                      Numbered Page
--------------         ----------------------                      -------------

  10.1           First Amendment to the Amended and
                 Restated Paymentech, Inc. 1996 Restricted
                 Stock Plan.
  10.2           First Amendment to the
                 Employee Stock Purchase Plan of Paymentech, Inc.
  10.3           First Amendment to the Paymentech
                 Supplemental Executive Retirement Plan.
  27             Financial Data Schedule.