Form 10-K
period 1998-06-30
PAYMENTECH INC
filed 1998-09-24
CIK 1005759

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 1-14224

                               PAYMENTECH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                               75-2634185
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

     1601 ELM STREET, 9TH FLOOR
            DALLAS, TEXAS                               75201
   (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
              OFFICES)




      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 849-2149

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                          -----------------------
      Common Stock, $.01 par value                     New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  As of September 14, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of Paymentech, Inc. Common Stock as reported on the New York Stock Exchange on such date) was approximately $183,877,571. For purposes of such calculation, shares owned by directors and executive officers of the Registrant have been treated as owned by affiliates of the Company, although such treatment is not an admission of the affiliate status of any of such parties. As of September 14, 1998, there were outstanding 36,121,989 shares of Paymentech, Inc. Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1998 Annual Report to Stockholders for the year ended June 30, 1998 are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the Paymentech, Inc. 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                PAYMENTECH, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                     PART I

Item 1.Business..........................................................   3
Item 2.Properties........................................................  15
Item 3.Legal Proceedings.................................................  16
Item 4.Submission of Matters to a Vote of Security Holders...............  16

                                    PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................  16
Item 6.Selected Financial Data...........................................  16
Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  16
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.......  16
Item 8.Financial Statements and Supplementary Data.......................  17
Item 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................  17

                                    PART III

Item 10.Directors and Executive Officers of the Registrant...............  17
Item 11.Executive Compensation...........................................  18
Item 12.Security Ownership of Certain Beneficial Owners and Management...  18
Item 13.Certain Relationships and Related Transactions...................  18

                                    PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  18

                                   SIGNATURES

Signatures...............................................................  21

                                    PART I

ITEM 1. BUSINESS

  Paymentech, Inc. (the "Company" or "Paymentech"), incorporated in 1995, is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and Paymentech's direct merchants. During fiscal 1998, the Company processed sales volume of approximately $49.3 billion and approximately 1.9 billion total transactions, making it the third largest payment processor of bankcard transactions in the United States according to published industry sources. In addition, Paymentech markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

  First USA Financial, Inc. ("First USA") is the beneficial owner of approximately 55% of the outstanding common stock of the Company. First USA's former indirect parent, First USA, Inc., merged with BANC ONE CORPORATION ("Banc One") in June 1997, and accordingly, First USA is a wholly owned subsidiary of Banc One. Banc One has agreed to combine with First Chicago NBD Corporation (the "Banc One Merger") into a new Delaware corporation to be named "BANK ONE CORPORATION". Upon completion, First USA will be a wholly owned subsidiary of BANK ONE CORPORATION ("Bank One").

  In April 1997, Banc One and Paymentech announced that Banc One expected to reduce its ownership in Paymentech provided that such ownership reduction could be accomplished in such a way as to preserve the pooling of interest accounting treatment of the Banc One/First USA, Inc. merger transaction. Banc One has informed Paymentech that it has recently completed an assessment of the strategic value of its ownership interest in Paymentech and a review of the business prospects of Paymentech and has concluded that its present intention is not to reduce this ownership interest.

  The address of the principal executive office of the Company is 1601 Elm Street, Dallas, Texas 75201, and its telephone number is (214) 849-2149.

PAYMENT PROCESSING

 General

  During fiscal 1998, the Company processed approximately $49.3 billion in sales volume and approximately 1.9 billion total transactions, making it the third largest payment processor of bankcard transactions for merchants in the United States, according to published industry sources. The Company markets its services directly to merchants, financial institutions and sales agents, and indirectly through financial institutions and sales agents, which in turn market processing services to merchants.

  The principal operations of the Company are located in Dallas, Texas, with a number of additional sales and support offices throughout the United States. Payment processing operations are performed through the Company's wholly owned subsidiaries, Paymentech Merchant Services, Inc. ("Merchant Services") and Paymentech New Hampshire, Inc. ("PNH"). The principal corporate operations of the Company outside of Dallas, Texas are located in Salem, New Hampshire; Tampa, Florida; Silver Spring, Maryland and Salt Lake City, Utah.

 Payment Cycle

  The payment cycle includes authorizing bankcard transactions at the point of sale, capturing data related to transactions, settling transactions with the card associations on behalf of the merchant and providing transaction reporting to the merchant. In the course of processing an electronic transaction, various parties operate together and the authorization and capture process is usually completed within 8 to 15 seconds. The authorization process includes obtaining approval from the card issuing bank for the cardholder's purchase at the merchant location. Authorization procedures confirm that the cardholder has the available credit to cover the purchase and verify that the card has not been reported lost or stolen. In the event that the merchant is not able to connect with the electronic data capture ("EDC") network, the Company provides access to a voice authorization and automated voice response unit that is available 24 hours a day, seven days a week.

  While each transaction is being authorized, the transaction data, including dollar amount and card number, is captured in the EDC network and used in settling the transaction and preparing reports for the merchant. Depending upon the merchant's EDC network, the merchant can capture transactions at the terminal level or the network computer level. The Company's internal proprietary data capture system is capable of managing multiple batches of transactions and data per day from each merchant, which is an important feature during peak sales periods. In addition, the Company's high-speed batch deposit system allows direct response merchants to deliver transactions to the Company and receive immediate authorization responses.

  Settlement involves managing a record of each merchant's transactions and transferring funds from the issuer of the card to the merchant for payment. The Company transmits transaction information to the card issuing bank through Visa and MasterCard and arranges for funds to be transferred to the merchant's bank account via Automated Clearing House or Fedwire transfer, which is ultimately credited to the merchant's account. The cardholder is then billed by the card issuing bank. Settlement payments made to merchant accounts may reflect a discount from the full transaction price, which generally includes the Company's processing fee and Visa and MasterCard interchange and assessments. Each step in the settlement process involves a number of procedures that must be completed in accordance with Visa and MasterCard requirements. The merchant's account will generally be credited within 24 to 72 hours from the time of closing a batch of transactions.

  The Company uses its internal proprietary network and settlement system and a number of third-party national networks for its authorization, capture and merchant accounting services. The Company has entered into agreements with several third-party vendors who provide processing services to the Company. However, the Company continues to emphasize converting existing merchants to, and installing new merchants on, the Company's internal data processing systems, which have operating costs that are lower than the costs of obtaining data processing services from third-party vendors.

 Products

  The Company offers a wide range of quality products and services related to payment processing. The Company's proprietary third-party licensed software applications, authorization and EDC processing solutions enable authorization and capture of Visa, MasterCard, Diners Club, JCB, American Express, Discover, on-line debit, and private label transactions. Additionally, the Company provides settlement services for Visa, MasterCard, Diners Club, and JCB. Paymentech reports activity to the merchant through various customized reporting products. The Company manages two payment processing systems: one is dedicated to the direct response, or non-face-to-face, markets where the cardholder is not present and the other is focused on retail, or face-to-face markets where the cardholder is present.

  Direct Response Products. The Company provides a comprehensive batch authorization and accounting system developed exclusively for non-face-to-face transactions. Several batch authorization methods are available which provide options to the merchant that enable efficient transaction processing of authorization and capture services. The Company provides all settlement services internally. Direct response products have traditionally supported the mail order houses and cataloguers but have expanded to include recurring billing and installment markets such as Internet providers, cable companies, and utilities. The processing for all major card types, a unique electronic check processing service, and international capabilities for Canada, the United Kingdom, Germany and France continue to make the Company's direct response products dominant.

  The Company has established a leadership position in electronic commerce processing through its relationship with a large number of electronic commerce partners. These partners provide web site creation, maintenance and payment processing services that interface with the Company's direct response authorization systems. Additionally, the Company has in progress an initiative to support a Secure Electronic Transaction (SET) Protocol through a proprietary secure gateway and merchant web site application. Paymentech also offers to its direct response clients "SecureTran," a product which provides a secure path from the merchant to the Company providing encryption and de-encryption of transaction data on each end of the connection.

  Direct Response Reporting and Support Products. The Company provides one of the most advanced fraud prevention and chargeback resolution capabilities in the industry. Fraud and chargeback tools have been tailored to the direct response industry enabling the early detection of fraudulent activity and the automatic response to a significant percentage of chargebacks. The Company provides a broad array of merchant statementing and reporting, but is recognized for its e-mail reporting services.

  Retail POS Products. The Company provides its point of sale ("POS") clients with internally developed POS solutions, third-party support of integrated POS solutions, authorization and EDC services, and comprehensive customer information and reporting products.

  POS solutions are developed internally for both dedicated POS terminals and personal computers ("PC") hardware. These solutions support five primary industries with industry customized features. These industries include specialty retail, restaurants, lodging, direct response and petroleum. POS terminal solutions are developed to fit the small, one register location or the large multi-lane/register locations.

  The Company's premier terminal product includes a unique peer-to-peer local area network ("LAN") that allows more efficient management of the customers' check-out process. For example within the restaurant industry, waiters check out a consumer on one terminal and then can return to adjust for the tip at any of the terminals on the LAN. Therefore, using Paymentech's restaurant product eliminates the typical wait station congestion.

  The Company's PC solution streamlines check out and back office procedures by consolidating into one PC all of the functions associated with closing out the day. For example in the hotel industry, transactions in the gift shop, restaurant and front desk can be consolidated into a single PC for night auditor or management review. Consolidation can occur by closing out the day at the terminal and forwarding the transactions to the PC or the PC can automatically poll the terminal and retrieve the data ensuring that all terminals are closed and data available for the night auditor.

  Customized solutions are available for the specialty retail, direct response and petroleum industries as well. Integrated solutions provided by value added resellers ("VARs"), to the merchant are increasing as technology costs decrease and merchant integration needs increase. The integrated solution combines store or location functions such as inventory control, pricing, and menu orders with the Company certified payment solution. The Company has certified over 100 VAR solutions and provides specialized support services to the VAR ensuring the merchant's level of service is maintained.

  Retail Authorization Services. Through its subsidiary Paymentech Network Services, Inc. the Company provides authorization services not only to the Company but to financial institutions, independent sales organizations ("ISO's") and some direct merchants. Paymentech is unique in offering both host-based capture and terminal-based capture allowing maximum flexibility for the merchant in selecting their processing methodology. A full range of communication methods for conveying transactions are supported including dial, lease line, frame relay, wireless, and satellite.

  Retail Reporting Services. The Company provides a comprehensive package of merchant information and reporting solutions. Solutions contain a variety of content including transaction detail, financial summary information and retrieval requests. Information is delivered via mail, fax, bulletin board services, CD-ROM, file transmission, and remote dial-up PC products. A range of delivery schedules is available--daily, weekly, monthly, fiscal period or on request.

  New Product Initiatives. The Company implemented split-site, load-balanced processing for the authorization and capture systems. Direct response and retail products will be supported on systems located in Salem, New Hampshire and in Tampa, Florida. This split-site, load balanced strategy ensures not only that on a daily basis the authorization traffic is efficiently routed through both processing locations but that in the event of a prolonged outage in one location, transaction activity can be rerouted to the unaffected location.

  The Company is rolling out an extensive Internet reporting solution initially in support of the direct response merchants. Information available to the merchants will include authorization, transaction and financial data. Another new product will be the second phase of SE Workstation, the cooperatively released PC product with American Express Co. that Paymentech offers to retail clients. The current SE Workstation product integrates summary financial data and retrieval requests for transactions on Visa, MasterCard, Diners and JCB with American Express equivalent information. The second phase adds notification and acceptance of responses for chargebacks.

  Another initiative of Paymentech's is to build a file processor switch that can accept settlement files directly from retail merchants. By controlling the acceptance of the settlement files, the Company is able to customize and match formats which the merchant or their vendor are using. Accompanying this initiative is the development of an electronic merchant set-up tool, Take An Application ("TAPP") which allows remote or direct entry of merchant information, supports modeling for quoting pricing, and facilitates the flow of the application for services through the Company's process. TAPP automatically sends merchant information to Paymentech's authorization and accounting systems which is needed for establishing the account and enabling services. TAPP will also populate a complete merchant database used for customer service, the Customer Profile Database ("CPDB") currently in development.

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

  The Company incurs Visa and MasterCard interchange and assessments charges. Interchange fees are stated fees charged by Visa and MasterCard to reimburse card issuing banks for the risk of transaction fraud, processing expenses and funding during the period from purchase to payment. The fee schedules are set by Visa and MasterCard, and are based upon the type of merchant, transaction type (electronic or paper-based) and settlement time. Interchange fees on consumer cards generally range from 1.31% to 2.10% of the transaction amount. Although interchange rates vary by merchant industry, they are uniform among payment processors. Assessments are stated fees charged by Visa and MasterCard to fund their internal operations. Assessments are also uniform among payment processors.

  The following table provides an example of a transaction in the amount of $100 in the Visa network in which the discount rate charged to the merchant is 2.0%, the interchange fee is 1.31% and the Visa assessment fee is 0.084%. These fees can vary substantially among different merchant types.

                                                             CARD ISSUING
   PAYMENTS AND FEES                   MERCHANT  THE COMPANY     BANK     VISA
   -----------------                   --------  ----------- ------------ -----
Transaction Amount.................... $100.00    $(100.00)         --      --
Discount..............................   (2.00)       2.00          --      --
Interchange Fee.......................     --        (1.31)    $   1.31     --
Assessment Fee........................     --        (0.08)         --    $0.08
Payment by Card Issuing Bank..........     --       100.00      (100.00)    --
Payment by Cardholder.................     --          --        100.00     --
                                       -------    --------     --------   -----
  Revenue............................. $ 98.00    $   0.61     $   1.31   $0.08
                                       =======    ========     ========   =====

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

 Growth Strategy

  The Company benefits from several sources of growth. The electronic payment industry has historically grown at a double-digit rate and Paymentech expects to continue to benefit from this secular growth. The Company expects internal growth from all of its lines of business: direct response and retail merchant processing, third-party processing and commercial card issuance. There are also opportunities for growth of the business by expanding merchant processing into businesses that have not traditionally accepted electronic forms of payment.

  The Company's internal sales and marketing efforts include both direct and indirect sales efforts. One aspect of the Company's growth strategy relies on sales volume growth from merchants that are solicited directly through the Company's internal sales force. Direct merchants are the most profitable segment of the Company's merchant portfolio. The Company continues to aggressively seek new direct merchant customers of all sizes, especially within the Company's core merchant industries, which include the direct response, retail, travel and entertainment and petroleum industries.

  The Company also markets its authorization services indirectly to merchants through sales agents and financial institutions. Sales agents provide varying degrees of customer service to the merchants which the Company approves for processing. The fees charged to sales agents by the Company vary based upon level of service provided, allocation of risk of loss and transaction volume. As part of the process of approving a new sales agent, an analysis of the credit of the sales agent as well as its principals is performed. This analysis encompasses a business and personal credit review and contacting Visa and MasterCard regarding the sales agent's relationship with prior processors. The Company is required to register its sales agents with Visa and MasterCard and file quarterly sales and activity reports.

  The Company also directly markets to merchants through referral arrangements with local, regional and national financial institutions. The Company generally assumes the marketing and support functions with respect to these relationships.

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

  Another source of growth Paymentech expects to pursue is the acquisition of businesses and merchant portfolios. Acquisitions have been an important component of the Company's growth and Paymentech believes it is well positioned for future acquisition opportunities.

 Customer Base

  The Company's customer base consists of a diverse group of merchants, sales agents and financial institutions. The Company's customer base is national in scope, and includes customers of various sizes and in a number of industries. The Company also offers international processing services. During fiscal 1998, no one customer represented in excess of 5% of the Company's annual sales volume processed.

  The Company's merchant portfolio includes national accounts, as well as many smaller, regional merchants. The merchant portfolio contains concentrations of merchants in several industries. The largest industry categories as of June 30, 1998 were direct response (41%), retail (22%), travel and entertainment (18%) and petroleum (10%).

  Customer attrition is a normal part of the payment processing business. The Company believes that providing cost-effective, reliable and responsive service is the most effective long-term strategy to attracting and retaining customers in a competitive industry. In addition to loss of customers experienced by the Company due to attrition, in certain cases the Company has elected not to continue processing for customers that were experiencing financial difficulties. The Company has also lost customer accounts to competitors in situations in which the Company was unwilling to match a competitor's rates in light of the credit risks associated with the particular merchant or its industry.

 Credit

  Visa and MasterCard require that an in-depth examination of a merchant be performed prior to processing for the merchant. The Company has established a credit review policy that exceeds the minimum Visa and MasterCard standards and examines other significant areas identified through its experience in the payment processing business. For each merchant, the Company verifies the existence of the merchant location, the type of merchandise sold, the estimated sales volume and insures that the average ticket appears reasonable for the type of business. A review of the relationship with the previous processor is conducted to determine the reason the merchant is changing processors. An acceptable MATCH report, which is a report derived from a Visa and MasterCard database of merchants who have violated Visa and MasterCard rules in the past, an acceptable credit bureau report on principals of the business and acceptable financial statements for the business may also be required.

  After merchants begin processing, the Company reviews unusual activity on a daily basis. Visa and MasterCard have established minimum standards for weekly review. The Company believes that its daily procedures generally exceed these standards. Volume and average ticket variations are analyzed along with excessive even dollar transactions, duplicate amounts, duplicate cardholder transactions, keyed transactions and level of chargebacks and retrievals. The Company has the ability to hold a merchant's daily settlement if fraudulent or unauthorized activity is suspected. Security analysts talk to cardholder banks, cardholders, Visa and MasterCard, as well as the merchants to determine if the unusual activity is legitimate or fraudulent. If fraudulent activity is discovered, the merchant is terminated and placed in the MATCH file so that future processors will be aware of previous problems.

  The Company also reviews potential merchants based upon the merchant's industry. According to Visa and MasterCard rules, the Company has contingent liability for chargeback transactions. For most industry types, a chargeback and potential Company liability is unlikely and limited because the product or service charged by the cardholder is delivered upon payment. However, for industries where the card is not present at the time of the transaction, such as in the direct response industry, which includes the mail order and telephone order businesses, the Company's potential liability is greater. The Company takes these and other risks into account in making its credit determinations with respect to potential new merchants. At June 30, 1998, the Company had cash deposits from certain customers aggregating approximately $22.8 million as an offset to potential contingent liabilities that are the responsibility of such customers. These cash reserves are primarily related to merchants in the direct response industry.

  Credit losses incurred by the Company with respect to its payment processing business were approximately $1.0 million, $1.6 million and $640,000 in fiscal 1998, 1997 and 1996, respectively, compared with total sales volume processed in such periods of $49.3 billion, $41.3 billion and $30.9 billion, respectively. Beginning in fiscal 1997, credit losses include losses incurred as a result of third-party authorization transactions. Paymentech's payment processing operations are not exposed to cardholder credit losses. However, the Company's commercial card operations incurred $1.1 million and $364,000 in credit losses during fiscal 1998 and 1997, respectively.

  The Company also in most cases performs a credit analysis of sales agents prior to processing for such sales agents. Such review includes a business and personal credit review of the sales agent and its principals, as well as contacting Visa and MasterCard regarding the sales agent's relationship with prior processors.

 Competition

  The payment processing market is highly competitive. Uniform interchange requirements and Visa and MasterCard compliance rules limit significant pricing variances among processors. Therefore, the Company competes on the basis of customer service, product features and customized solutions, processing speed and systems reliability. The Company believes that these are the critical factors analyzed by merchants when choosing a payment processor.

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

  Investment in open systems technology versus mainframe technology has allowed the Company to efficiently implement competitive business solutions for its customers. Open systems technology results in lower equipment costs and allows the Company to respond more quickly to market opportunities, resulting in competitive and innovative products and systems. Through a combination of strategic acquisitions and construction of custom solutions, the Company believes that it continues to deliver more innovative choices to its customers. Responding to the changing point of sale environment and rapidly evolving payment systems is an ongoing requirement for payment processors.

  The Company views the 10 largest payment processors in the United States as its primary competitors. According to published industry sources, the 10 largest payment processors processed approximately 80% of the total sales volume processed for the calendar year 1997. The Company is the third largest payment processor of bankcard transactions in the United States, according to published industry sources, and estimates that it currently processes approximately 8% of total bankcard sales volume. The Company also competes with other providers of credit and debit authorization services.

  The payment processing industry has consolidated significantly in the past few years, due to the large investments required for the development of technologically advanced systems and expanded business services. The Company believes this trend will continue as the technological demand on processors continues to increase.

STRATEGIC INVESTMENTS

  The Company has an investment and processing relationship with First Virtual Holdings, Inc. ("First Virtual"), a public company formed to facilitate Internet commerce. First Virtual offers an off-line Internet payment system which became operational in October 1994. The Company's President and Chief Executive Officer serves on the Board of Directors for First Virtual. First USA also owns a minority interest in First Virtual, which the Company sold to First USA during fiscal 1996.

  The Company has an investment and processing relationship with NXT Corporation ("NXT"). NXT is a network services company that provides advanced intelligent routing for transaction based services. The Company's Chief Operating Officer serves on the Board of Directors for NXT.

COMMERCIAL CARDS

  The Company conducts its commercial card operations in Salt Lake City, Utah, through its wholly owned subsidiary, First USA Financial Services, Inc. ("Financial Services"). The Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods. The Company began to issue its commercial cards in September 1995 following receipt of an initial capital contribution of $16.1 million from First USA. Commercial card revenue is derived primarily from interchange, fee and interest income.

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

  The Company's product offerings include corporate cards, which are nonrevolving charge cards designed for use by medium to large companies for travel and entertainment expenditures. Annual fees are negotiable based upon certain pricing assumptions made by the Company, including the number of cards that will be issued for the account of the customer, the expected aggregate charge volume for the cards issued, the length of the billing cycle, the anticipated credit losses associated with the cards, the liability structure of the card account agreements and other considerations. The Company also charges other fees associated with corporate cards, including late, cash advance and returned check fees. Customers generally pay daily, weekly or pursuant to other billing options of 30 days or less from the billing date. The Company offers various information reporting solutions to its customers, including PaymentNet, a proprietary Internet-based reporting system. As an incentive to the customer to encourage use of its corporate cards, the Company may in some instances pay rebates to the customer if certain charge volume or other requirements are met.

  In addition to corporate cards, the Company offers purchasing cards, which are nonrevolving charge cards designed for use by medium to large companies, and are used by employees who are responsible for making regular purchases of equipment, supplies and services on behalf of the customer. The purchasing card permits the cardmember to charge such items in a streamlined fashion without the need for cumbersome and paper-intensive purchase orders and invoices. The reporting package provided by the Company in connection with the purchasing card provides detailed information regarding the products purchased and other relevant information required for the customer's records, thereby helping to eliminate the need for purchase orders and invoices. As with corporate cards, annual fees charged for purchasing cards are negotiable based upon certain pricing assumptions made by the Company, and in certain instances the Company may grant rebates if a customer meets certain charge volume or other requirements. The Company may also charge other fees associated with the purchasing cards, including late, cash advance and returned check fees. The Company also offers access to a cardless account through which purchases can be made by authorized users for specific types of charges or charges made with specific vendors. The fees and charges associated with these accounts are similar to those charged for corporate card and purchasing card accounts.

  The Company's products also include fleet cards designed for use by medium to large companies. This MasterCard product is designed for companies with mobile employees requiring specific reporting information and flexibility in card spending.

  The Company's products also include business cards designed for use by small to medium companies for routine business purchases, including travel and entertainment expenditures and equipment and supply purchases. Business cards offer a revolving line of credit to cardmembers at a floating interest rate which adjusts monthly based upon the prime rate determined on a specified date.

  In December 1997, the Company sold its share of PHH/Paymentech L.L.C., a Delaware limited liability company formed in January 1997, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation, for $30.0 million. The Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

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

EMPLOYEES

  At June 30, 1998, the Company and its subsidiaries had approximately 1,280 employees. The Company views current employee relations to be satisfactory. None of the Company's employees are covered under collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  See Item 10 of this Form 10-K

REGULATION OF FINANCIAL SERVICES

  Financial Services is an industrial loan corporation chartered under the laws of the State of Utah, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. Financial Services is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC, as administrator of the BIF.

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

 Liability for Commonly-Controlled Institutions

  A depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of any commonly-controlled FDIC-insured institution, or any assistance provided by the FDIC to such commonly-controlled institution which is in danger of default. All FDIC-insured depository institutions controlled by Banc One are, and, following the Banc One Merger, all FDIC-insured depository institutions controlled by Bank One will be, insured depository institutions under common control with Financial Services for purposes of this statutory provision.

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

 Capital Maintenance and FDICIA

  Financial Services is currently subject to capital adequacy guidelines adopted by the FDIC, which provide generally for a minimum ratio of Tier 1 capital to risk-weighted assets (which are the credit risk equivalents of both balance sheet items and certain off balance sheet items, such as stand-by letters of credit) of 4%, and a minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of 8%. In addition, the guidelines provide for a minimum leverage ratio (Tier 1 capital to total assets) of 3% for the most highly-rated institutions, and not less than 4% for all other institutions. The FDIC's risk-based and leverage ratios are minimum supervisory ratios generally applicable to banks that meet certain specified criteria, including having the highest regulatory rating. Banks not meeting these criteria are expected to operate with capital positions well above the minimum ratios. Failure to meet applicable capital guidelines could subject Financial Services to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, the termination of deposit insurance by the FDIC or placing the institution into conservatorship or receivership. As of June 30, 1998, Financial Services' total risk-based capital ratio was 25.8%, its Tier 1 risk-based capital ratio was 24.6% and its leverage ratio was 20.0%.

  In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are empowered, and in certain cases required, to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, including, in the most severe cases, placing an institution into conservatorship or receivership. The extent of the agencies' powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Among other things, an institution in one of the three undercapitalized categories is required to submit a capital restoration plan to its appropriate federal regulator, and the capital restoration plan will not be accepted without the guaranty of the institution's parent company. As of June 30, 1998, Financial Services met the capital requirements of a "well capitalized" institution.

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

CAUTIONARY STATEMENTS

  Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in net revenue, account origination and growth, customer base, anticipated operations costs and employment growth, anticipated marketing expense or anticipated credit and other losses. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following factors discussed below as well as other factors have also been discussed in prior filings made by the Company.

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

 Acquisitions

  The Company's ability to identify and consummate acquisitions of merchant portfolios, operating businesses and payment processing assets upon satisfactory terms and the Company's ability to achieve a smooth and timely integration of newly acquired assets and operating businesses and to achieve anticipated synergies. The Company has relied in part on such acquisitions in order to achieve greater economies of scale and to develop new types of systems and expertise. However, the Company faces competition within the industry for future acquisition and similar growth opportunities.

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

 Year 2000

  As a result of computer programs written using two digits rather than four to define the applicable year, certain of the Company's computer systems may require modifications in order to properly function beginning with the year 2000. While the Company has developed a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter, the failure to make timely remediation of such systems could have a material adverse effect on the Company's business, operations and financial results. In addition, the Company maintains interface systems with third-party vendors and large customers, and the Company could be adversely affected to the extent that third parties with which it interfaces have not adequately addressed their own year 2000 issues.

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

 Seasonality

  The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer spending. Such peaks fall in different quarters for different divisions of the Company because of the varying nature of the Company's market niches and the varying nature of consumer trends in such markets.

 Regulation

  The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in taxation of the Company's earnings. For example, from time to time legislation is proposed by members of Congress which, if adopted, would have the effect of additional disclosure to consumers regarding interest rates and fees on credit card accounts by credit card issuers, and in the most extreme cases, limiting the interest rate that could be charged on such accounts.

ITEM 2. PROPERTIES

  First USA provides the Company with its principal office space in Dallas, Texas consisting of approximately 170,000 square feet, pursuant to two subleases. The Company's right to use such space expires upon the expiration of First USA's underlying leases therefor in June 2005, unless First USA exercises its right to extend the leases for two successive five-year periods. See Item 13, "Certain Relationships and Related Transactions." The Company leases additional facilities from which certain other operations of the Company are conducted.

ITEM 3. LEGAL PROCEEDINGS

  As previously disclosed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, December 31, 1997 and September 30, 1997 and in a Current Report on Form 8-K filed October 20, 1997, the Company is a defendant in a putative class action suit commenced on October 10, 1997, by a stockholder of the Company in the United States District Court, Northern District of Texas, against the Company, certain officers and certain former officers. On September 2, 1998, plaintiffs filed an amended complaint entitled Raffaele Branca, Carl C. Conrad, and Michael P. Fuchs v. Paymentech, Inc., Pamela H. Patsley and David W. Truetzel. The amended complaint alleges, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting material adverse information regarding the Company's business. The amended complaint seeks to represent all stockholders who purchased stock during the period from January 22, 1997, the date on which the Company issued a press release announcing its financial results for the second quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997. The amended complaint claims that as a result of such alleged improper actions, the price of the Company's common stock was artificially inflated at the time stockholders in the class acquired their stock. The amended complaint seeks monetary damages for the losses the stockholders in the class allegedly incurred. The defendants will file an amended motion to dismiss directed to this new complaint. The Company has notified its insurance carriers of this action. It is premature to determine whether the Company will have any liability in the action or whether, if so, that liability will be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1998, no matters were submitted to a vote of the stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The section entitled "Common Stock" of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

  The section entitled "Five-Year Statistical Summary" of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's interest sensitive investments consist primarily of variable rate U.S. Government agency mortgage-backed securities. A 10% proportionate increase or decrease in interest rates, as compared to current rates, would not have a material impact on the Company's financial position, cash flows, or results of operations. In addition, the Company does not hold or trade derivative financial instruments or derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and Accompanying Notes and the sections entitled "Report of Independent Auditors" and "Quarterly Financial Information" of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections entitled "Election of Directors" and "Incumbent Directors" of the Company's definitive Proxy Statement are incorporated herein by reference.

  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries as of September 14, 1998.

NAME                     AGE POSITION
----                     --- --------
Pamela H. Patsley.......  41 President, Chief Executive Officer and Director
James W. Baumgartner....  38 President and Director of Financial Services
Michael P. Duffy........  39 Chief Operating Officer
Kathryn J. Kessler......  40 Chief Accounting Officer and Assistant Secretary
Philip E. Taken.........  37 Chief Administrative Officer, General Counsel and Secretary

  Pamela H. Patsley. Ms. Patsley has been President, Chief Executive Officer and a Director of the Company since December 1995. She has also served as President and Chief Executive Officer of Paymentech Merchant Services, Inc. since December 1991 and as Chairman of the Board of Financial Services since August 1994. Ms. Patsley also served as Executive Vice President and Secretary of First USA, Inc. from July 1989 until June 1997, and as Chief Financial Officer from January 1987 to April 1994. Ms. Patsley is also a Director of First Virtual, Adolph Coors Company and Coors Brewing Company.

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

  Michael P. Duffy. Mr. Duffy has served as Chief Operating Officer since July 1997, and served as Group Executive of Direct Marketing Operations from December 1995 through July 1997. From August 1992 to December 1995, Mr. Duffy served as Vice President of Litle & Company, Inc. Mr. Duffy also served as Vice President and Assistant Group Controller at Equifax Credit Information Services from November 1991 to August 1992, and Assistant Vice President-- Finance and Administration at Equifax Credit Bureau Marketing from June 1990 to October 1991. Mr. Duffy serves on the board of NXT Corporation and is a member of Visa USA, Inc. Card Operations Advisors Group.

  Kathryn J. Kessler. Ms. Kessler has been Chief Accounting Officer and Assistant Secretary of the Company since September 1997, and served as Senior Director of Finance from July 1996 through September 1997. From May 1982 to July 1996, Ms. Kessler held various positions within the Finance Division of Banc One. From 1980 to 1982, Ms. Kessler was associated with the accounting firm of BDO Seidman L.L.P.

  Philip E. Taken. Mr. Taken has served as Chief Administrative Officer, General Counsel and Secretary of the Company since July 1997, and was Senior Vice President, General Counsel and Assistant Secretary from December 1995 through July 1997. Mr. Taken also served as Senior Vice President, General Counsel and Assistant Secretary of First USA, Inc. from 1993 through June 1997 and was Vice President, General Counsel and Assistant Secretary from 1989 to 1993. From 1986 through 1989, Mr. Taken was associated with the law firm of Hughes and Luce, L.L.P.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Certain Transactions" in the Company's definitive Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 a. Index to Financial Statements:

  (1) The following financial statements of Paymentech, Inc. and its subsidiaries are incorporated by reference from the Company's 1998 Annual Report to Stockholders:

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheets at June 30, 1998 and 1997..................  29
   Consolidated Statements of Income for each of the three years in the period ended June 30, 1998............................................  30
   Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 1998.....................  31
   Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1998........................................  32
   Notes to Consolidated Financial Statements.............................  33
   Report of Independent Auditors.........................................  47

  (2) The following consolidated financial statement schedule of Paymentech, Inc. and its subsidiaries is included in Item 14(d):

    No financial statement schedules are required to be filed.

  (3) Listing of Exhibits

    The following exhibits are incorporated by reference or filed herewith:

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
  3.1    Certificate of Incorporation of the Company, as amended, filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No.
         333-262) (the "Registration Statement") and incorporated by reference herein.

 EXHIBIT
 NUMBER DESCRIPTION
 ------------------
  3.2  By-Laws of the Company, filed as Exhibit 3.2 to the Company's Annual
       Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.1  Intercompany Services Agreement between the Company and First USA
       Management, Inc., filed as Exhibit 10.1 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
 10.2  First Amendment to Intercompany Services Agreement, dated as of June 24,
       1997, among the Company, First USA Management, Inc. and First USA, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
       fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.3  Registration Rights Agreement between the Company and Banc One, as successor to First USA, Inc., filed as Exhibit 10.2 to the Company's
       Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
 10.4  Tax Sharing Agreement between the Company and First USA, filed as
       Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
       quarter ended March 31, 1996 and incorporated herein by reference.
 10.5  Amended and Restated 1996 Stock Option Plan of the Company, filed as
       Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.6  First Amendment to the Amended and Restated 1996 Stock Option Plan of
       the Company, filed as Exhibit 10.1 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
 10.7  Amended and Restated 1996 Restricted Stock Plan of the Company, filed as
       Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.8  First Amendment to the Amended and Restated 1996 Restricted Stock Plan
       of the Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.9  Revolving Credit Agreement dated February 21, 1996 among the Company, the lenders listed therein and NationsBank of Texas N.A., as Agent, including the notes and guaranty related thereto, filed as Exhibit 10.6 to the Registration Statement and incorporated by reference herein.
 10.10 Form of Amendment No. 1 to Revolving Credit Agreement dated October 30,
       1996, among the Company, the lenders listed herein and NationsBank of
       Texas, N.A., as Agent, filed as Exhibit 10.8 to the Company's
       Registration Statement on Form S-1 (No. 333-15861) and incorporated herein by reference.
 10.11 Deferred Compensation Plan of First USA, filed as Exhibit 4.3 to the
       Company's Registration Statement on Form S-8 (No. 333-06979) and
       incorporated by reference herein.
 10.12 Employee Stock Purchase Plan of the Company, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June
       30, 1996 and incorporated by reference herein.
 10.13 First Amendment to the Employee Stock Purchase Plan of the Company,
       filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
       the quarter ended March 31, 1998 and incorporated by reference herein.
 10.14 First USA Paymentech Retirement Savings Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-11249) and
       incorporated by reference herein.
 10.15 First USA Paymentech Supplemental Executive Retirement Plan, filed as
       Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.

 EXHIBIT
 NUMBER DESCRIPTION
 ------ -----------
 10.16 First Amendment to the Paymentech Supplemental Executive Retirement
       Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.17 First USA Paymentech Savings Restoration Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June
       30, 1996 and incorporated by reference herein.
 10.18 Sublease Incorporating Provisions of Lease, dated June 2, 1997, between
       First USA and the Company, filed as Exhibit 10.14 to the Company's
       Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.19 Sublease Incorporating Provisions of Lease, dated June 2, 1997, between
       First USA and the Company, filed as Exhibit 10.15 to the Company's
       Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.20 Amendment to Sublease Incorporating Provisions of Lease, dated as of
       July 10, 1997, between First USA and the Company, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
       June 30, 1997 and incorporated by reference herein.
 10.21 Employment Agreement, dated as of June 27, 1997, between the Company and
       Pamela H. Patsley, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.22 Form of Employment Agreements, each dated as of June 27, 1997, between the Company and each named executive officer other than Ms. Patsley, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for
       the fiscal year ended June 30, 1997 and incorporated by reference herein.
 11    Computation of Net Income Per Share (included in Note O to the Notes to the Consolidated Financial Statements in the Company's 1998 Annual
       Report to Stockholders, filed herewith as Exhibit 13 and incorporated by reference herein).
 13*   Sections entitled "Common Stock", "Five-Year Statistical Summary",
       "Management's Discussion and Analysis of Financial Condition and Results
       of Operations", "Report of Independent Auditors", and "Quarterly
       Financial Information" and the Consolidated Financial Statements and
       accompanying Notes in the Company's 1998 Annual Report to Stockholders.
 21*   Subsidiaries of the Company.
 23*   Consent of Ernst & Young LLP.
 27*   Financial Data Schedule.

--------
* Filed herewith

  a. Reports on Form 8-K filed during the fourth quarter of fiscal year ended June 30, 1998:

    None.

  b. Reports on Form 8-K filed subsequent to the fourth quarter of fiscal year ended June 30, 1998:

  Report on Form 8-K filed August 28, 1998
  Item 5. Other Events

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

                                          Paymentech, Inc.

Dated: September 24, 1998


                                          By:      /s/ Pamela H. Patsley
                                              ---------------------------------
                                                     PAMELA H. PATSLEY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON SEPTEMBER , 1998.

              SIGNATURE                        TITLE
              ---------                        -----


        /s/ John C. Tolleson           Chairman of the Board
-------------------------------------
          JOHN C. TOLLESON


        /s/ Pamela H. Patsley          President, Chief Executive
-------------------------------------   Officer and Director
          PAMELA H. PATSLEY             (Principal Executive Officer)


       /s/ Kathryn J. Kessler          Chief Accounting Officer
-------------------------------------   (Principal Accounting
         KATHRYN J. KESSLER             Officer)


         /s/ Gene H. Bishop            Director
-------------------------------------
           GENE H. BISHOP


       /s/ William P. Boardman         Director
-------------------------------------
         WILLIAM P. BOARDMAN


          /s/ John B. McCoy            Director
-------------------------------------
            JOHN B. MCCOY


        /s/ Rupinder S. Sidhu          Director
-------------------------------------
          RUPINDER S. SIDHU


       /s/ Ronald G. Steinhart         Director
-------------------------------------
         RONALD G. STEINHART

                                 EXHIBIT INDEX

 EXHIBIT                                                                   PAGE
 NUMBER                            DESCRIPTION                             NO.
 -------                           -----------                             ----
  3.1    Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on Form
         S-1 (No. 333-262) (the "Registration Statement") and
         incorporated by reference herein.
  3.2    By-Laws of the Company, filed as Exhibit 3.2 to the Company's
         Annual Report on Form 10-K for the fiscal year ended June 30,
         1997 and incorporated by reference herein.
 10.1    Intercompany Services Agreement between the Company and First
         USA Management, Inc., filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31,
         1996, and incorporated herein by reference.
 10.2    First Amendment to Intercompany Services Agreement, dated as of
         June 24, 1997, among the Company, First USA Management, Inc.
         and First USA, filed as Exhibit 10.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.3    Registration Rights Agreement between the Company and Banc One, as successor to First USA, Inc. filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1996 and incorporated herein by reference.
 10.4    Tax Sharing Agreement between the Company and First USA, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended March 31, 1996 and incorporated herein by reference.
 10.5    Amended and Restated 1996 Stock Option Plan of the Company,
         filed as Exhibit 10.5 to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.6    First Amendment to the Amended and Restated 1996 Stock Option
         Plan of the Company, filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997 and incorporated herein by reference.
 10.7    Amended and Restated 1996 Restricted Stock Plan of the Company,
         filed as Exhibit 10.6 to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.8    First Amendment to the Amended and Restated 1996 Restricted
         Stock Plan of the Company, filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998 and incorporated by reference herein.
 10.9    Revolving Credit Agreement dated February 21, 1996 among the
         Company, the lenders listed therein and NationsBank of Texas
         N.A., as Agent, including the notes and guaranty related
         thereto, filed as Exhibit 10.6 to the Registration Statement and incorporated by reference herein.
 10.10   Form of Amendment No. 1 to Revolving Credit Agreement dated
         October 30, 1996, among the Company, the lenders listed herein and NationsBank of Texas, N.A., as Agent, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-
         15861) and incorporated herein by reference.
 10.11   Deferred Compensation Plan of First USA, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-
         06979) and incorporated by reference herein.
 10.12   Employee Stock Purchase Plan of the Company, filed as Exhibit
         10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.

 EXHIBIT                                                                   PAGE
 NUMBER                            DESCRIPTION                             NO.
 -------                           -----------                             ----
 10.13   First Amendment to the Employee Stock Purchase Plan of the
         Company, filed as Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.14   First USA Paymentech Retirement Savings Plan, filed as Exhibit
         99.1 to the Company's Registration Statement on Form S-8 (No.
         333-11249) and incorporated by reference herein.
 10.15   First USA Paymentech Supplemental Executive Retirement Plan,
         filed as Exhibit 10.10 to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.
 10.16   First Amendment to the Paymentech Supplemental Executive
         Retirement Plan, filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31,
         1998 and incorporated by reference herein.
 10.17   First USA Paymentech Savings Restoration Plan, filed as Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1996 and incorporated by reference herein.
 10.18   Sublease Incorporating Provisions of Lease, dated June 2, 1997, between First USA and the Company, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.19   Sublease Incorporating Provisions of Lease, dated June 2, 1997, between First USA and the Company, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.20   Amendment to Sublease Incorporating Provisions of Lease, dated as of July 10, 1997, between First USA and the Company, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K
         for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.21   Employment Agreement, dated as of June 27, 1997, between the
         Company and Pamela H. Patsley, filed as Exhibit 10.17 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1997 and incorporated by reference herein.
 10.22   Form of Employment Agreements, each dated as of June 27, 1997, between the Company and each named executive officer other than
         Ms. Patsley, filed as Exhibit 10.18 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 11      Computation of Net Income Per Share (included in Note O to the
         Notes to the Consolidated Financial Statements in the Company's
         1998 Annual Report to Stockholders, filed herewith as Exhibit
         13 and incorporated by reference herein).
 13*     Sections entitled "Common Stock", "Five-Year Statistical
         Summary", "Management's Discussion and Analysis of Financial
         Condition and Results of Operations", "Report of Independent
         Auditors", and "Quarterly Financial Information" and the
         Consolidated Financial Statements and accompanying Notes in the
         Company's 1998 Annual Report to Stockholders.
 21*     Subsidiaries of the Company.
 23*     Consent of Ernst & Young LLP.
 27*     Financial Data Schedule.

--------
* Filed herewith