Form 10-Q
period 1998-09-30
PAYMENTECH INC
filed 1998-11-16
CIK 1005759

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1998
                                      ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           Commission file number          1-14224
                                      ------------


                               Paymentech, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       75-2634185
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


1601 Elm Street, 9th Floor, Dallas, Texas  75201
--------------------------------------------------------------------------------
(address of principal executive offices)  (Zip Code)


Registrant's Telephone Number, including area code   214-849-2149
                                                     ------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------      -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 31, 1998
------------------------------------        -----------------------------------
    Common Stock, $.01 par value                      36,157,009 shares

                                PAYMENTECH, INC.

                           FORM 10-Q QUARTERLY REPORT

                               Table of Contents


 PART I.               F I N A N C I A L  I N F O R M A T I O N             Page
                                                                            ----
    ITEM 1.  Financial Statements.

             Condensed Consolidated Balance Sheets -
             September 30, 1998 (Unaudited) and June 30, 1998.............    3

             Condensed Consolidated Statements of Income (Unaudited) -
             Three Months Ended September 30, 1998 and 1997...............    4

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended September 30, 1998 and 1997...............    5

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited).......................................    6

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   10

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks..   13


PART II.                   O T H E R  I N F O R M A T I O N

    ITEM 1.  Legal Proceedings............................................   14

    ITEM 2.  Changes in Securities........................................   14

    ITEM 6.  Exhibits and Reports on Form 8-K

             Reports on Form 8-K..........................................   14
             Index of Exhibits............................................   14

    SIGNATURES............................................................   15

                       PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         SEPTEMBER 30,       JUNE 30,
                                                                                             1998              1998
                                                                                         ------------      ------------
                                                                                          (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................      $284,535          $158,307
  Receivables, net.....................................................................         5,238            23,770
  Credit card loans, net...............................................................        50,875            42,079
  Terminal inventories.................................................................           805               895
  Prepaid expenses and other current assets............................................         8,350             9,159
                                                                                         ------------      ------------
     Total current assets..............................................................       349,803           234,210
Investments, at cost (market value of $6,396 and $6,205 at September 30, 1998
  and June 30, 1998, respectively).....................................................         6,456             6,212
Notes receivable.......................................................................         9,925             9,997
Property and equipment, net............................................................        57,830            57,873
Goodwill, net..........................................................................       239,483           234,711
Purchased merchant portfolios and other intangibles, net...............................       101,882            98,817
Other assets...........................................................................         7,003             7,563
                                                                                         ------------      ------------
                                                                                             $772,382          $649,383
                                                                                         ============      ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................      $232,458          $103,180
  Notes payable to banks...............................................................        40,029            55,049
  Interest-bearing deposits............................................................        33,035            34,790
  Merchant deposits....................................................................        23,919            22,844
  Accrued assessments..................................................................         9,383             8,881
  Other accrued expenses...............................................................        25,840            25,567
                                                                                         ------------      ------------
     Total current liabilities.........................................................       364,664           250,311

Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000 shares authorized, 36,121,989 and
     36,025,944 issued and outstanding at September 30, 1998 and June 30, 1998,
     respectively.....................................................................            361               360
  Additional paid-in capital...........................................................       358,535           354,274
  Accumulated other comprehensive income...............................................            51               621
  Retained earnings....................................................................        48,771            43,817
                                                                                         ------------      ------------
     Total stockholders' equity........................................................       407,718           399,072
                                                                                         ------------      ------------
                                                                                             $772,382          $649,383
                                                                                         ============      ============

                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ---------------------------
                                                     1998               1997
                                                   --------           --------

Revenues
  Revenue......................................     $56,465            $50,340
  Other income.................................         229              1,201
                                                   --------           --------
     Total revenues............................      56,694             51,541
                                                   --------           --------
Expenses
  Operating....................................      20,845             20,471
  Salaries and employee benefits...............      18,267             15,451
  Depreciation and amortization................       7,247              6,497
  Interest.....................................       1,481              1,649
                                                   --------           --------
     Total expenses............................      47,840             44,068
                                                   --------           --------
        Income before income taxes.............       8,854              7,473
Income tax provision...........................       3,900              3,301
                                                   --------           --------
        Net income.............................     $ 4,954            $ 4,172
                                                   ========           ========
Basic and diluted earnings per share...........     $  0.14            $  0.12
                                                   ========           ========


                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)



                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   ---------------------------
                                                                                     1998               1997
                                                                                   --------           --------
Operating Activities
  Net income....................................................................   $  4,954           $  4,172
    Provision for depreciation and amortization.................................      7,247              6,497
    Gain on sale of assets......................................................         --               (899)
    Other cash provided by (used for) operating activites.......................    138,540            (23,789)
                                                                                   --------           --------
      Net cash provided by (used for) operating activities......................    150,741            (14,019)
Investing Activities
  Purchases of merchant portfolios, processing services and other acquisitions..     (5,800)              (687)
  Purchases of property and equipment, net......................................     (2,112)            (4,398)
  Proceeds from sale of assets..................................................         --              2,216
  Other investing activities....................................................       (244)               880
                                                                                   --------           --------
      Net cash used for investing activities....................................     (8,156)            (1,989)
Financing Activities
  Decrease in notes payable to banks and other borrowings.......................    (15,020)                --
  Net increase (decrease) in interest-bearing deposits..........................     (1,755)             2,866
  Issuance of common stock, net.................................................        418              2,624
                                                                                   --------           --------
      Net cash provided by (used for) financing activities......................    (16,357)             5,490
                                                                                   --------           --------
      Increase (decrease) in cash and cash equivalents..........................    126,228            (10,518)
Cash and cash equivalents at beginning of period................................    158,307            119,466
                                                                                   --------           --------
      Cash and cash equivalents at end of period................................   $284,535           $108,948
                                                                                   ========           ========


                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
  Paymentech, Inc. ("Paymentech" or the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions. According to published industry sources, the Company is the third largest payment processor of bankcard transactions in the United States. The Company also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. In addition, the Company markets and issues commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods.

  The Company has changed the presentation of its settlement inflows and outflows effective for the quarter ended September 30, 1998. For a portion of the Company's business, receivables from credit card associations and the related payables to merchants were previously presented as cash and cash equivalents. These payables to merchants are now presented as liabilities in accounts payable. The change was made to provide reporting consistency across the Company's businesses.

  Effective for the quarter ended September 30, 1998, Paymentech adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during development. Costs incurred in the designing of software configuration, the coding of programs and the installation of hardware are examples of qualifying capitalizable costs. In the three months ended September 30, 1998, $723,000 of such software costs were capitalized. These costs will be amortized on a straight-line basis over the period of benefit and will be periodically reviewed for possible impairment.

  During the three months ended September 30, 1998, bankcard sales volume processed increased approximately 16.5% to $13.1 billion compared with $11.2 billion for the three months ended September 30, 1997. The Company processed
549.6 million total transactions for the three months ended September 30, 1998, an increase of approximately 30.9%, compared with 419.8 million total transactions for the same period in fiscal 1998. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  The Company is a 55%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANK ONE CORPORATION, f/k/a BANC ONE CORPORATION ("Bank One").

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

NOTE B - BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES
  During the quarter ended September 30, 1998, Paymentech purchased certain assets of Prism Processing Services, a company that specializes in developing merchant business with agent banks. Additional cash payments may be made if certain performance objectives are met annually for each of the next eight years. Also during the quarter ended September 30, 1998, Paymentech purchased two merchant portfolios. Cash paid for this quarter's acquisitions totaled $5.8 million.

  The Company paid in common stock $1.2 million in August 1998, $2.5 million in February 1998 and $1.5 million in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 are also subject to a price guarantee by the Company. Such guarantee is payable in February 1999, in shares of the Company's common stock in the event that on the second anniversary of the acquisition date the Company's average stock price is below the average stock price immediately prior to the acquisition, and in the event that the Company has not elected to repurchase such shares prior to that date.

  During the quarter ended September 30, 1997, the Company sold its terminal leasing portfolio to Northern Leasing Systems Inc. ("Northern Leasing") for cash and a note receivable. This sale generated a pretax gain of $626,000, or $0.01 per diluted share, which is included in other income. In addition, a deferred gain of up to approximately $450,000 will be recognized when certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. The Company now leases terminals to merchants through a contract with Northern Leasing which generates fee income.

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

  The Company has a $2.3 million note receivable which was the result of the sale of agent bank contracts in fiscal 1997. The note matures in the fourth quarter of fiscal 2000 and earns interest at a market rate with principal and interest payments due quarterly.

  The Company has a $6.4 million note from LitleNet L.L.C. as part of a litigation settlement. This note is discounted to earn a market rate of interest with principal and interest due in the third quarter of fiscal 2003.

NOTE D - COMPONENTS OF COMPREHENSIVE INCOME
  As of July 1, 1998, Paymentech adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires that the unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

  The market value of the Company's investment in First Virtual Holdings, Inc. ("First Virtual") was $4.1 million as of September 30, 1998, resulting in a pretax unrealized holding loss of $920,000, or $570,000 on an after-tax basis.

  Components of comprehensive income are as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                             1998        1997
                                                            ------      ------
     Net income...........................................  $4,954      $4,172
     Unrealized holding loss on securities
        available for sale................................    (570)         --
                                                            ------      ------

     Total comprehensive income...........................  $4,384      $4,172
                                                            ======      ======

NOTE E - INCOME TAXES
  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 44.0% and 44.2% for the three months ended September 30, 1998 and 1997, respectively. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes primarily due to the Company's high level of nondeductible amortization of goodwill, purchased merchant portfolios and other intangibles.

NOTE F - EARNINGS PER SHARE
  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                             1998       1997
                                                            -------    -------
     Basic
     Net income...........................................  $ 4,954    $ 4,172
                                                            -------    -------
     Weighted average shares outstanding..................   36,139     35,196
                                                            -------    -------
     Basic earnings per share.............................  $  0.14    $  0.12
                                                            =======    =======

     Diluted
     Net income...........................................  $ 4,954    $ 4,172
                                                            -------    -------
     Weighted average shares outstanding..................   36,139     35,196
     Dilutive effect of common stock equivalents..........       25        257
     Dilutive effect of contingently issuable shares......      226         68
                                                            -------    -------
     Adjusted weighted average shares outstanding.........   36,390     35,521
                                                            =======    =======

     Diluted earnings per share...........................  $  0.14    $  0.12
                                                            =======    =======

NOTE G - LITIGATION
  The Company is a defendant in a putative class action suit commenced in October 1997 against the Company, and a current and a former officer of the Company alleging, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting to disclose material adverse information regarding the Company's business. The Company has notified its insurance carriers of this action. It is premature to determine whether the Company will have any liability in the action or whether, if so, that liability will be material.

NOTE H - SUBSEQUENT EVENT
  On October 29, 1998, Paymentech announced that it had agreed to acquire the merchant processing business of Mellon Bank Corporation. The acquisition is expected to be completed before December 31, 1998, and is subject to conditions typical for such transactions, including necessary regulatory approvals.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

  Paymentech, Inc. ("Paymentech" or the "Company") is a Delaware corporation, which engages in the credit card industry primarily as a payment processor of credit and debit card transactions on behalf of merchants, financial institutions and sales agents. Paymentech also provides third-party credit and debit authorization services to financial institutions, sales agents and the Company's direct merchants. According to published industry sources, the Company is the third largest payment processor of bankcard transactions for merchants in the United States. In addition, Paymentech markets and issues commercial cards to businesses and other entities. Commercial cards facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

  During the three months ended September 30, 1998, bankcard sales volume processed increased approximately 16.5% to $13.1 billion compared with $11.2 billion for the three months ended September 30, 1997. Paymentech processed
549.6 million total transactions for the three months ended September 30, 1998, an increase of approximately 30.9%, compared with 419.8 million total transactions for the same period in fiscal 1998.

  The Company is a 55%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANK ONE CORPORATION, f/k/a BANC ONE CORPORATION ("Bank One").

BUSINESS COMBINATIONS, DIVESTITURES AND MERCHANT PORTFOLIO PURCHASES

  During the quarter ended September 30, 1998, Paymentech purchased certain assets of Prism Processing Services, a company that specializes in developing merchant business with agent banks. Additional cash payments may be made if certain performance objectives are met annually for each of the next eight years. Also during the quarter ended September 30, 1998, Paymentech purchased two merchant portfolios. Cash paid for this quarter's acquisitions totaled $5.8 million.

  The Company paid in common stock $1.2 million in August 1998, $2.5 million in February 1998 and $1.5 million in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 are also subject to a price guarantee by the Company. Such guarantee is payable in February 1999, in shares of the Company's common stock in the event that on the second anniversary of the acquisition date the Company's average stock price is below the average stock price immediately prior to the acquisition, and in the event that the Company has not elected to repurchase such shares prior to that date.

  During the quarter ended September 30, 1997, the Company sold its terminal leasing portfolio to Northern Leasing Systems Inc. ("Northern Leasing") for cash and a note receivable. This sale generated a pretax gain of $626,000, or $0.01 per diluted share, which is included in other income. In addition, a deferred gain up to approximately $450,000 will be recognized when certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. The Company now leases terminals to merchants through a contract with Northern Leasing which generates fee income.

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

RESULTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

  Paymentech recorded net income for the three months ended September 30, 1998 of $5.0 million, or $0.14 per diluted share, compared with net income of $4.2 million, or $0.12 per diluted share, for the same period in the prior year. For the three months ended September 30, 1997, earnings excluding a $626,000 pretax gain related to the sale of the Company's terminal leasing portfolio, were $3.8 million or $0.11 per diluted share.

  Revenue increased 12.2% to $56.5 million for the three months ended September 30, 1998, compared with $50.3 million for the three months ended September 30, 1997. The increase in revenue was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 16.5% to $13.1 billion for the three months ended September 30, 1998, compared with $11.2 billion for the same period in the prior year. Total items processed for the three months ended September 30, 1998 increased 30.9% to 549.6 million, compared with 419.8 million for the three months ended September 30, 1997. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  Other income for the three months ended September 30, 1997 included a $626,000 pretax gain related to the sale of the Company's terminal leasing portfolio to Northern Leasing. Other income for the three months ended September 30, 1998 and September 30, 1997 also included interest income from investments.

  Total expenses for the three months ended September 30, 1998 increased to $47.8 million, compared with $44.1 million for the three months ended September 30, 1997. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $43.5 million for the quarter ended September 30, 1998, compared with $39.9 million for the same period in the prior year. This increase was primarily due to increased sales volume processed.

  Operating expenses of $20.8 million for the three months ended September 30, 1998, remained flat compared with $20.5 million for the same period of fiscal 1998. Paymentech's ability to maintain these expenses while achieving a 16.5 % increase in sales volumes processed is the result of the realization of operational efficiencies. Salaries and employee benefits increased 18.2% to $18.3 million for the three months ended September 30, 1998, compared with $15.5 million for the same period in fiscal 1998. This increase is primarily due to increased incentive compensation as well as the Company providing for itself certain administrative functions, including but not limited to tax, legal staff and facilities administration, which were previously provided by First USA. The increase in salaries and employee benefits is partially offset by the Company's adoption, during the first quarter of fiscal 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which allowed for the capitalization of approximately $723,000 of certain software development costs. Interest expense was $1.5 million for the three months ended September 30, 1998, a decrease of 10.2% due to a lower quarterly average balance on the Company's borrowings under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") for the quarter ended September 30, 1998.

  Depreciation and amortization increased 11.5% to $7.2 million for the three months ended September 30, 1998, compared with $6.5 million for the three months ended September 30, 1997. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $4.4 million for the quarter ended September 30, 1998, compared with $4.2 million for the same period in fiscal 1998. Depreciation of property and equipment increased to $2.9 million for the three months ended September 30, 1998, compared with $2.3 million for the three months ended September 30, 1997. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

SEASONALITY

  The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer spending. Such peaks fall in different quarters for different divisions of the Company due to the varying nature of the Company's market niches and the varying nature of consumer trends in such markets.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $150.7 million for the three months ended September 30, 1998, compared with $14.0 million used for operating activities in the same period of fiscal 1998. This increase in cash provided by operating activities for the quarter ended September 30, 1998, is primarily the result of the Company's change in its presentation of settlement inflows and outflows. For a portion of the Company's business, receivables from credit card associations and the related payables to merchants were previously presented as cash and cash equivalents. These payables to merchants are now presented as a liabilities in accounts payable. Effective for the quarter ended September 30, 1998, this change was made to provide reporting consistency across the Company's businesses.

  The Company used $5.8 million for acquisitions and $2.1 million for capital expenditures, primarily for technology, during the three months ended September 30, 1998, compared with $4.4 million for capital expenditures during the three months ended September 30, 1997.

  The Company's Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At September 30, 1998, the Company had $40 million in borrowings under the $150 million Revolving Credit Facility in the form of a note at a rate of LIBOR plus 35 basis points (currently approximately 5.91%). In September 1998, Paymentech paid a $15 million note it had outstanding under the Revolving Credit Facility. Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility.

  The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

PARENT COMPANY MERGER

  In June 1997, Paymentech's former indirect parent company, First USA, Inc., merged with and into Bank One resulting in Bank One becoming the indirect owner of 55% of the Company's outstanding stock. Bank One has informed Paymentech that it completed an assessment of the strategic value of its ownership interest in Paymentech and a review of the business prospects of Paymentech and has concluded that its present intention is to not reduce its ownership interest in Paymentech. Bank One also owns a 50% interest in an alliance with First Data Corporation, which alliance is a competitor of the Company. Bank One currently refers all prospective merchant customers from Bank One's branch network to such alliance.

  Furthermore, as a result of the Bank One/First USA, Inc. merger, the Company now provides for itself certain administrative functions, including but not limited to human resources, tax and legal staff and facilities administration. These functions were integrated with the same functions of the Company's former parent, First USA, prior to July 1, 1997. As a result, the Company now incurs additional overhead expenses.

YEAR 2000

  As a result of computer programs written using two digits rather than four to define the applicable year, certain systems may require modifications in order to properly function beginning with the year 2000. Based on an assessment of its systems, the Company has developed a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Many of the Company's computer systems already comply with year 2000 requirements, primarily because of the Company's application of internal resources and new year 2000 compliant software and equipment

  Based on progress made to date, management anticipates that core data processing software and hardware will be compliant and tested by December 1998. Approximately half of the Company's desktop computer, telecommunication and non-information technology hardware is currently year 2000 compliant with the remainder of the hardware targeted to be compliant by March 1999. For the Company's remaining noncompliant computer systems, the Company believes that existing internal resources can be used to modify existing software and hardware, and that the associated costs will not be significant. However, if such modifications are not made, or are not completed on a timely basis, year 2000 noncompliance could have a material impact on the operations of the Company.

  Paymentech is actively monitoring the progress of its significant third-party vendors and customers in their efforts to become year 2000 compliant, and is planning actions deemed necessary in order to mitigate its exposure to year 2000 noncompliance. There is no guarantee that the systems of other companies on which the Company's systems rely will be corrected on a timely basis and will not have a material adverse effect on the Company's systems.

  Paymentech is identifying the most reasonably likely scenarios involving year 2000 noncompliance and is currently developing contingency plans to support the Company's core systems.

CAUTIONARY STATEMENTS

  Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, year 2000 compliance costs and implementation and the impact of third-party year 2000 non-compliance, account origination and growth, customer base, anticipated growth via acquisitions, anticipated actions by Bank One with respect to its ownership of shares of the Company, potential customer reactions to the Bank One ownership, anticipated operations costs and employment growth, anticipated marketing expense, or anticipated credit and other losses. Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to, the factors that are described under "Business-Cautionary Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. These cautionary statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes from the fiscal year 1998 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  As previously disclosed in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1998, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, December 31, 1997 and September 30, 1997 and in a Current Report on Form 8-K filed October 20, 1997, the Company is a defendant in a putative class action suit commenced on October 10, 1997, by a stockholder of the Company in the United States District Court, Northern District of Texas. On September 2, 1998, plaintiffs filed an amended complaint entitled Raffaele Branca, Carl C. Conrad, and Michael P. Fuchs v. Paymentech, Inc., Pamela H. Patsley and David W. Truetzel. The defendants in the amended complaint are the Company and a current and a former officer of the Company. The amended complaint alleges, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting material adverse information regarding the Company's business. The amended complaint seeks to represent all stockholders who purchased stock during the period from January 22, 1997, the date on which the Company issued a press release announcing its financial results for the second quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997.
The defendants intend to file a motion to dismiss this amended complaint. The Company has notified its insurance carriers of this action. It is premature to determine whether the Company will have any liability in the action or whether, if so, that liability will be material.

ITEM 2.  CHANGES IN SECURITIES

  In August 1998, the Company issued 67,289 shares of common stock to the former sole stockholder of Merchant-Link as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. No underwriter was used in connection with the sale or issuance of the shares, and such issuance was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. The resale of such shares has been registered on a shelf registration statement on Form S-3 (File No. 333-32697).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Reports on Form 8-K filed during the first quarter of fiscal 1999:

               Report on Form 8-K filed August 28, 1998
                         Item 5.  Other Events

b.        Reports on Form 8-K filed subsequent to the first quarter of fiscal
          1999:

               Report on Form 8-K filed October 29, 1998
                         Item 5.  Other Events
                         Exhibit 99.  Press Release

c.        Exhibits

          The following exhibits are incorporated by reference or filed herewith:

Exhibit Number  Description of Exhibit
--------------  ----------------------

  3.1           Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company's Registration Statement on
                Form S-1 (No. 333-262) and incorporated by reference herein.
  3.2           By-Laws of the Company, filed as Exhibit 3.2 to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30,
                1997 and incorporated by reference herein.
  27*           Financial Data Schedule.

------------------------
* Filed herewith.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   November 16, 1998


                            PAYMENTECH, INC.



                            By: /s/ Pamela H. Patsley
                                ------------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ Kathryn J. Kessler
                                ------------------------------------------
                                Kathryn J. Kessler
                                Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------



                                                       Sequentially
Exhibit Number             Description of Exhibit      Numbered Page
--------------             ----------------------      -------------

  27                Financial Data Schedule.