Form 10-K/A
period 1998-06-30
PAYMENTECH INC
filed 1998-12-16
CIK 1005759

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                            (AMENDMENT NO. 1)

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

                                                       75-2634185
              DELAWARE                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

                                                          75201

                                                       (ZIP CODE)
     1601 ELM STREET, 9TH FLOOR
            DALLAS, TEXAS

   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 849-2149

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

  As of November 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of Paymentech, Inc. Common Stock as reported on the New York Stock Exchange on such date) was approximately $243,273,183. For purposes of such calculation, shares owned by directors and executive officers of the Registrant have been treated as owned by affiliates of the Company, although such treatment is not an admission of the affiliate status of any of such parties. As of November 30, 1998, there were outstanding 36,161,857 shares of Paymentech, Inc. Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1998 Annual Report to Stockholders for the year ended June 30, 1998 are incorporated by reference into Parts II and IV.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART II

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

  (2) The following consolidated financial statement schedule of Paymentech, Inc. and its subsidiaries is included in Item 14(d):

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

  All other schedules are omitted because of the absence of the conditions under which they are required.

  (3) Listing of Exhibits

    The following exhibits are incorporated by reference or filed herewith:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation of the Company, as amended, filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No.
         333-262) (the "Registration Statement") and incorporated by reference herein.
  3.2    By-Laws of the Company, filed as Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.1    Intercompany Services Agreement between the Company and First USA
         Management, Inc., filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
 10.2    First Amendment to Intercompany Services Agreement, dated as of June
         24, 1997, among the Company, First USA Management, Inc. and First USA, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for
         the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.3    Registration Rights Agreement between the Company and Banc One, as successor to First USA, Inc., filed as Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
 10.4    Tax Sharing Agreement between the Company and First USA, filed as
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1996 and incorporated herein by reference.
 10.5    Amended and Restated 1996 Stock Option Plan of the Company, filed as
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.6    First Amendment to the Amended and Restated 1996 Stock Option Plan of
         the Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
 10.7    Amended and Restated 1996 Restricted Stock Plan of the Company, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.8    First Amendment to the Amended and Restated 1996 Restricted Stock Plan
         of the Company, filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.9    Revolving Credit Agreement dated February 21, 1996 among the Company, the lenders listed therein and NationsBank of Texas N.A., as Agent, including the notes and guaranty related thereto, filed as Exhibit
         10.6 to the Registration Statement and incorporated by reference herein.
 10.10   Form of Amendment No. 1 to Revolving Credit Agreement dated October
         30, 1996, among the Company, the lenders listed herein and NationsBank of Texas, N.A., as Agent, filed as Exhibit 10.8 to the Company's
         Registration Statement on Form S-1 (No. 333-15861) and incorporated herein by reference.
 10.11   Deferred Compensation Plan of First USA, filed as Exhibit 4.3 to the
         Company's Registration Statement on Form S-8 (No. 333-06979) and
         incorporated by reference herein.
 10.12   Employee Stock Purchase Plan of the Company, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1996 and incorporated by reference herein.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.13   First Amendment to the Employee Stock Purchase Plan of the Company,
         filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.14   First USA Paymentech Retirement Savings Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-11249) and
         incorporated by reference herein.
 10.15   First USA Paymentech Supplemental Executive Retirement Plan, filed as
         Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1996 and incorporated by reference herein.
 10.16   First Amendment to the Paymentech Supplemental Executive Retirement
         Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.17   First USA Paymentech Savings Restoration Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1996 and incorporated by reference herein.
 10.18   Sublease Incorporating Provisions of Lease, dated June 2, 1997, between First USA and the Company, filed as Exhibit 10.14 to the
         Company's Annual Report on Form 10-K for the fiscal year ended June
         30, 1997 and incorporated by reference herein.
 10.19   Sublease Incorporating Provisions of Lease, dated June 2, 1997, between First USA and the Company, filed as Exhibit 10.15 to the
         Company's Annual Report on Form 10-K for the fiscal year ended June
         30, 1997 and incorporated by reference herein.
 10.20   Amendment to Sublease Incorporating Provisions of Lease, dated as of
         July 10, 1997, between First USA and the Company, filed as Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.21   Employment Agreement, dated as of June 27, 1997, between the Company and Pamela H. Patsley, filed as Exhibit 10.17 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.22   Form of Employment Agreements, each dated as of June 27, 1997, between the Company and each named executive officer other than Ms. Patsley, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for
         the fiscal year ended June 30, 1997 and incorporated by reference herein.
 11      Computation of Net Income Per Share (included in Note O to the Notes to the Consolidated Financial Statements in the Company's 1998 Annual
         Report to Stockholders, filed herewith as Exhibit 13 and incorporated by reference herein).
 13*     Sections entitled "Common Stock", "Five-Year Statistical Summary",
         "Management's Discussion and Analysis of Financial Condition and
         Results of Operations", "Report of Independent Auditors", and
         "Quarterly Financial Information" and the Consolidated Financial
         Statements and accompanying Notes in the Company's 1998 Annual Report to Stockholders.
 21**    Subsidiaries of the Company.
 23*     Consent of Ernst & Young LLP.
 27**    Financial Data Schedule.

--------
* Filed herewith

** Exhibit originally filed with the Registrant's Form 10-K on September 24,
   1998 and is not affected by this Form 10-K/A.

  b. Reports on Form 8-K filed during the fourth quarter of fiscal year ended June 30, 1998:

    None.

  Reports on Form 8-K filed subsequent to the fourth quarter of fiscal year ended June 30, 1998:

  Report on Form 8-K filed August 28, 1998
  Item 5. Other Events

  c. Exhibits--Such exhibits as are indicated in the Listing of Exhibits as being filed herewith are filed as exhibits to this report.

  d. Financial Statement Schedule--The financial statement schedule set forth below was omitted from the Company's 1998 Annual Report to Shareholders pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934.

                    PAYMENTECH, INC. AND SUBSIDIARIES

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              (IN THOUSANDS)

                                           ADDITIONS
                                      --------------------
                          BALANCE AT  CHARGED TO CHARGE TO              BALANCE AT
                          BEGINNING   COSTS AND    OTHER                  END OF
DESCRIPTION               OF PERIOD    EXPENSES  ACCOUNTS   DEDUCTIONS    PERIOD
-----------               ----------  ---------- ---------  ----------  ----------
Year Ended June 30, 1998
  Allowance for Doubtful
   Accounts.............    $1,234      $2,505     $246(a)    $2,202(b)   $1,783
  Allowance for Loan
   Losses...............       281       1,576      --         1,071(b)      786
Year Ended June 30, 1997
  Allowance for Doubtful
   Accounts.............       443       1,443      834(a)     1,486(b)   $1,234
  Allowance for Loan
   Losses...............       163         482      --           364(b)      281
Year Ended June 30, 1996
  Allowance for Doubtful
   Accounts.............       359         666      --           582(b)      443
  Allowance for Loan
   Losses...............       -- (c)      170      --             7(b)      163

--------

(a) Associated with acquisitions.

(b) Amounts related to losses/chargeoffs.

(c) First USA Financial Services, Inc. began operations during fiscal year
    1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Paymentech, Inc.

Dated: December 16, 1998

                                                   /s/ Pamela H. Patsley
                                          By: _________________________________
                                                     PAMELA H. PATSLEY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON DECEMBER 16, 1998.

              SIGNATURE                        TITLE

                                       Chairman of the
       /s/ Richard Vague                Board
-------------------------------------
         RICHARD VAGUE

        /s/ Pamela H. Patsley          President, Chief Executive
-------------------------------------   Officer and Director
          PAMELA H. PATSLEY             (Principal Executive Officer)

       /s/ Kathryn J. Kessler
-------------------------------------  Chief Financial Officer
         KATHRYN J. KESSLER             (Principal Accounting
                                        Officer)

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

       /s/ William P. Boardman         Director
-------------------------------------
         WILLIAM P. BOARDMAN

          /s/ John B. McCoy            Director
-------------------------------------
            JOHN B. MCCOY

        /s/ Rupinder S. Sidhu          Director
-------------------------------------
          RUPINDER S. SIDHU

       /s/ Ronald G. Steinhart         Director
-------------------------------------
         RONALD G. STEINHART

      /s/ John C. Tolleson             Director
-------------------------------------
        JOHN C. TOLLESON

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
 10.13   First Amendment to the Employee Stock Purchase Plan of the
         Company, filed as Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
 10.14   First USA Paymentech Retirement Savings Plan, filed as Exhibit
         99.1 to the Company's Registration Statement on Form S-8 (No.
         333-11249) and incorporated by reference herein.
 10.15   First USA Paymentech Supplemental Executive Retirement Plan,
         filed as Exhibit 10.10 to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.
 10.16   First Amendment to the Paymentech Supplemental Executive
         Retirement Plan, filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31,
         1998 and incorporated by reference herein.
 10.17   First USA Paymentech Savings Restoration Plan, filed as Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1996 and incorporated by reference herein.
 10.18   Sublease Incorporating Provisions of Lease, dated June 2, 1997, between First USA and the Company, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.19   Sublease Incorporating Provisions of Lease, dated June 2, 1997, between First USA and the Company, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.20   Amendment to Sublease Incorporating Provisions of Lease, dated as of July 10, 1997, between First USA and the Company, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K
         for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 10.21   Employment Agreement, dated as of June 27, 1997, between the
         Company and Pamela H. Patsley, filed as Exhibit 10.17 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1997 and incorporated by reference herein.
 10.22   Form of Employment Agreements, each dated as of June 27, 1997, between the Company and each named executive officer other than
         Ms. Patsley, filed as Exhibit 10.18 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated by reference herein.
 11      Computation of Net Income Per Share (included in Note O to the
         Notes to the Consolidated Financial Statements in the Company's
         1998 Annual Report to Stockholders, filed herewith as Exhibit
         13 and incorporated by reference herein).
 13*     Sections entitled "Common Stock", "Five-Year Statistical
         Summary", "Management's Discussion and Analysis of Financial
         Condition and Results of Operations", "Report of Independent
         Auditors", and "Quarterly Financial Information" and the
         Consolidated Financial Statements and accompanying Notes in the
         Company's 1998 Annual Report to Stockholders.
 21**    Subsidiaries of the Company.
 23*     Consent of Ernst & Young LLP.
 27**    Financial Data Schedule.

--------
* Filed herewith

** Exhibit originally filed with the Registrant's Form 10-K on September 24,
   1998 and is not affected by this Form 10-K/A.