Form 10-Q
period 1998-12-31
PAYMENTECH INC
filed 1999-02-16
CIK 1005759

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1998
                                      -----------------

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
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at January 31, 1999
---------------------------------------    -------------------------------------
    Common Stock, $.01 par value                     36,360,377 shares

                                PAYMENTECH, INC.

                           FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------


 PART I.                         FINANCIAL INFORMATION                      Page
                                                                            ----

    Item 1.   Financial Statements.

              Condensed Consolidated Balance Sheets -
              December 31, 1998 (Unaudited) and June 30, 1998...............   3

              Condensed Consolidated Statements of Income (Unaudited) -
              Three and Six Months Ended December 31, 1998 and 1997.........   4

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 1998 and 1997...................   5

              Notes to Interim Condensed Consolidated Financial
              Statements (Unaudited)........................................   6


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................  10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risks...  14


PART II.                      OTHER INFORMATION

    Item 1.   Legal Proceedings.............................................  15

    Item 2.   Changes in Securities.........................................  15

    Item 4.   Submission of Matters to a Vote of Security Holders...........  15

    Item 6.   Exhibits and Reports on Form 8-K

              Reports on Form 8-K...........................................  16
              Index of Exhibits.............................................  16

    Signatures..............................................................  17

                       PAYMENTECH, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                                         December  31,        June 30,
                                                                                             1998               1998
                                                                                       --------------     --------------
                                                                                         (Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................      $298,592           $158,307
  Receivables, net.....................................................................        43,334             23,770
  Credit card loans, net...............................................................        61,243             42,079
  Prepaid expenses and other current assets............................................         8,081             10,054
                                                                                       --------------     --------------
     Total current assets..............................................................       411,250            234,210
Investments, at cost (market value of $5,737 and $6,205 at December 31, 1998 and
 June 30, 1998, respectively)..........................................................         5,896              6,212
Notes receivable.......................................................................         9,556              9,997
Property and equipment, net............................................................        57,516             57,873
Goodwill, net..........................................................................       270,250            234,711
Purchased merchant portfolios and other intangibles, net...............................       124,890             98,817
Other assets...........................................................................        11,738              7,563
                                                                                       --------------     --------------
                                                                                             $891,096           $649,383
                                                                                       ==============     ==============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................      $260,823           $103,180
  Notes payable to banks...............................................................        84,019             55,049
  Interest-bearing deposits............................................................        50,547             34,790
  Merchant deposits....................................................................        23,605             22,844
  Accrued assessments..................................................................        10,367              8,881
  Other accrued expenses...............................................................        41,995             25,567
                                                                                       --------------     --------------
     Total current liabilities.........................................................       471,356            250,311

Stockholders' equity:
   Common stock, $0.01 par value, 200,000,000 shares authorized, 36,161,857 and
     36,025,944 issued and outstanding at December 31, 1998 and June 30, 1998,
     Respectively......................................................................           362                360
  Additional paid-in capital...........................................................       359,984            354,274
  Accumulated other comprehensive income...............................................         2,967                621
  Retained earnings....................................................................        56,427             43,817
                                                                                       --------------     --------------
     Total stockholders' equity........................................................       419,740            399,072
                                                                                       --------------     --------------
                                                                                             $891,096           $649,383
                                                                                       ==============     ==============

                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                     (In thousands, except per share data)


                                                          Three Months Ended                   Six Months Ended
                                                             December 31,                        December 31,
                                                   -------------------------------    --------------------------------
                                                        1998              1997             1998               1997
                                                   -------------     -------------    -------------     --------------

Revenues:
         Revenue...................................      $64,794           $55,459         $121,259           $105,799
         Other income..............................          233             6,225              462              7,426
                                                   -------------     -------------    -------------     --------------
            Total revenues.........................       65,027            61,684          121,721            113,225
                                                   -------------     -------------    -------------     --------------
Expenses:
         Operating.................................       23,528            25,643           44,373             46,114
         Salaries and employee benefits............       18,124            15,821           36,391             31,272
         Depreciation and amortization.............        8,077             6,805           15,324             13,302
         Interest..................................        1,634             1,775            3,115              3,424
                                                   -------------     -------------    -------------     --------------
            Total expenses.........................       51,363            50,044           99,203             94,112
                                                   -------------     -------------    -------------     --------------
               Income before income taxes..........       13,664            11,640           22,518             19,113
Income tax provision...............................        6,008             4,975            9,908              8,276
                                                   -------------     -------------    -------------     --------------
               Net income..........................      $ 7,656           $ 6,665         $ 12,610           $ 10,837
                                                   =============     =============    =============     ==============
Basic and diluted earnings per share...............      $  0.21           $  0.19         $   0.35           $   0.31
                                                   =============     =============    =============     ==============

                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                      ---------------------------------
                                                                                            1998               1997
                                                                                      --------------     --------------
Operating Activities
  Net income..........................................................................      $ 12,610           $ 10,837
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
    Noncash portion of asset write-off................................................            --              3,533
    Provision for depreciation and amortization.......................................        15,324             13,302
    Gain on sale of assets............................................................            --             (6,850)
    Other cash provided by (used for) operating activites.............................       121,929            (27,170)
                                                                                      --------------     --------------
     Net cash provided by (used for) operating activities.............................       149,863             (6,348)
Investing Activities
  Purchases of merchant portfolios, processing services and other acquisitions........       (51,187)            (1,180)
  Purchases of property and equipment, net............................................        (4,336)            (9,858)
  Proceeds from sale of assets........................................................            --             27,066
  Proceeds from maturities of investments.............................................           316              1,629
                                                                                      --------------     --------------
     Net cash provided by (used for) investing activities.............................       (55,207)            17,657
Financing Activities
 Net increase in notes payable to banks and other borrowings..........................        28,970                 --
 Net increase in interest-bearing deposits............................................        15,757              8,139
 Issuance of common stock, net........................................................           902              3,130
                                                                                      --------------     --------------
      Net cash provided by financing activities.......................................        45,629             11,269
                                                                                      --------------     --------------
       Increase in cash and cash equivalents..........................................       140,285             22,578
Cash and cash equivalents at beginning of period......................................       158,307            119,466
                                                                                      --------------     --------------
       Cash and cash equivalents at end of period.....................................      $298,592           $142,044
                                                                                      ==============     ==============

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

  During the six months ended December 31, 1998, bankcard sales volume processed increased approximately 18.3% to $29.4 billion compared with $24.8 billion for the six months ended December 31, 1997. The Company processed 1.2 billion total transactions for the six months ended December 31, 1998, an increase of approximately 30.9%, compared with 896.1 million total transactions for the same period in fiscal 1998. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  The Company is a 55%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANK ONE CORPORATION, f/k/a BANC ONE CORPORATION ("Bank One").

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the fiscal year ended June 30, 1998.

Note B - Business Combinations, Divestitures and Merchant Portfolio Purchases

  During December 1998, Paymentech acquired the merchant processing business of Mellon Bank Corporation ("Mellon") which directly services a broad range of retailers and numerous government agencies, as well as processes for merchants through independent sales organizations and agent banks for $51.2 million, of which $9.2 million was retained by Paymentech to be paid to Mellon contingent upon the full transfer by Mellon of certain of its merchant agreements to Paymentech. Mellon and the Company also agreed to an exclusive marketing and referral agreement under which the parties will market Paymentech's processing services to Mellon's merchant customers through Mellon's network of retail offices and cash management and corporate banking groups. In addition to Mellon, during the quarter ended December 31, 1998, the Company purchased two other merchant portfolios. All of these acquisitions were accounted for as purchases and accordingly, their results are included in Paymentech's result of operations from the date of acquisition.

  During the quarter ended September 30, 1998, Paymentech purchased certain assets of Prism Processing Services ("Prism") and acquired two merchant portfolios for a total of $5.8 million. Prism is a company that specializes in developing merchant business with agent banks. Additional cash payments may be made if certain performance objectives are met annually by Prism for each of the next eight years. These acquisitions were accounted for as purchases and accordingly, their results are included in the Company's result of operations from the date of acquisition.

  The Company paid in common stock $1.2 million in August 1998, $2.5 million in February 1998 and $1.5 million in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 are also subject to a price guarantee by the Company. In January 1999, Paymentech paid 163,675 shares of common stock to the former sole stockholder of Merchant-Link as a result of this price guarantee.

  In December 1997, the Company sold its share of PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation ("Cendant") for $30.0 million. This sale generated a $6.0 million pretax gain after deducting the Company's basis in its investment in PHH/Paymentech and consideration for a preferred alliance agreement with Cendant. This gain is included in other income. The Company and PHH had formed the jointly-owned PHH/Paymentech to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. The Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

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

Note C - Notes Receivable

  As partial consideration for the sale of the Company's terminal leasing portfolio during the quarter ended September 30, 1997, the Company accepted a $1.3 million note receivable from Northern Leasing which earns a fixed market rate which compounds quarterly. Principal and interest are payable once certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. Based on current information available, the Company anticipates that the performance criteria will be met and the first payment of principal and interest will be made during the quarter ended June 1999 with the final payment expected during the fourth quarter of fiscal 2000.

  The Company has a $2.1 million note receivable which was the result of the sale of agent bank contracts in fiscal 1997. The note matures in the fourth quarter of fiscal 2000 and earns interest at a market rate with principal and interest payments due quarterly.

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

  The market value of the Company's investment in MessageMedia, Inc., f/k/a First Virtual Holdings, Inc., was $8.8 million as of December 31, 1998, resulting in a pretax unrealized holding gain of $3.8 million, or $2.3 million on an after-tax basis.

  Components of comprehensive income are as follows (in thousands):


                                                       Three Months Ended                     Six Months Ended
                                                          December 31,                          December 31,
                                              ----------------------------------     ----------------------------------
                                                    1998               1997                1998               1997
                                              ---------------    ---------------     ---------------    ---------------
Net income....................................        $ 7,656             $6,665             $12,610            $10,837
Unrealized holding gain on securities
 available for sale...........................          2,917                 --               2,346                 --
                                              ---------------    ---------------     ---------------    ---------------

Total comprehensive income....................        $10,573             $6,665             $14,956            $10,837
                                              ===============    ===============     ===============    ===============

Note E - Income Taxes

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 44.0% and 43.3% for the six months ended December 31, 1998 and 1997, respectively. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes primarily due to the Company's high level of nondeductible amortization of goodwill, purchased merchant portfolios and other intangibles.

Note F - Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                Three Months Ended                            Six Months Ended
                                                   December 31,                                 December 31,
                                    -----------------------------------------    ----------------------------------------
                                            1998                   1997                  1998                  1997
                                    ------------------     ------------------    ------------------    ------------------
Basic
-----
Net income..........................           $ 7,656                $ 6,665               $12,610               $10,837
                                    ------------------     ------------------    ------------------    ------------------
Weighted average shares outstanding.            36,184                 35,345                36,161                35,301
                                    ------------------     ------------------    ------------------    ------------------
Basic earnings per share............           $  0.21                $  0.19               $  0.35               $  0.31
                                    ==================     ==================    ==================    ==================

Diluted
-------
Net income..........................           $ 7,656                $ 6,665               $12,610               $10,837
                                    ------------------     ------------------    ------------------    ------------------
Weighted average shares outstanding.            36,184                 35,345                36,161                35,301
Dilutive effect of common stock
 equivalents........................               127                     --                   114                    60
Dilutive effect of contingently
 issuable shares....................               162                     --                   163                    --
                                    ------------------     ------------------    ------------------    ------------------
Adjusted weighted average shares
 outstanding........................            36,473                 35,345                36,438                35,361
                                    ==================     ==================    ==================    ==================

Diluted earnings per share..........           $  0.21                $  0.19               $  0.35               $  0.31
                                    ==================     ==================    ==================    ==================

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

  During the six months ended December 31, 1998, bankcard sales volume processed increased approximately 18.3% to $29.4 billion compared with $24.8 billion for the six months ended December 31, 1997. Paymentech processed 1.2 billion total transactions for the six months ended December 31, 1998, an increase of approximately 30.9%, compared with 896.1 million total transactions for the same period in fiscal 1998.

  The Company is a 55%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANK ONE CORPORATION, f/k/a BANC ONE CORPORATION ("Bank One").

Business Combinations, Divestitures and Merchant Portfolio Purchases

  During December 1998, Paymentech acquired the merchant processing business of Mellon Bank Corporation ("Mellon") which directly services a broad range of retailers and numerous government agencies, as well as processes for merchants through independent sales organizations and agent banks for $51.2 million, of which $9.2 million was retained by Paymentech to be paid to Mellon contingent upon the full transfer by Mellon of certain of its merchant agreements to Paymentech. Mellon and the Company also agreed to an exclusive marketing and referral agreement under which the parties will market Paymentech's processing services to Mellon's merchant customers through Mellon's network of retail offices and cash management and corporate banking groups. In addition to Mellon, during the quarter ended December 31, 1998, the Company purchased two other merchant portfolios. All of these acquisitions were accounted for as purchases and accordingly, their results are included in Paymentech's result of operations from the date of acquisition.

  During the quarter ended September 30, 1998, Paymentech purchased certain assets of Prism Processing Services ("Prism") and acquired two merchant portfolios for a total of $5.8 million. Prism is a company that specializes in developing merchant business with agent banks. Additional cash payments may be made if certain performance objectives are met annually by Prism for each of the next eight years. These acquisitions were accounted for as purchases and accordingly, their results are included in the Company's result of operations from the date of acquisition.

  The Company paid in common stock $1.2 million in August 1998, $2.5 million in February 1998 and $1.5 million in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 are also subject to a price guarantee by the Company. In January 1999, Paymentech paid 163,675 shares of common stock to the former sole stockholder of Merchant-Link as a result of this price guarantee.

  In December 1997, the Company sold its share of PHH/Paymentech L.L.C. ("PHH/Paymentech"), a Delaware limited liability company, to PHH Vehicle Management Services Corporation's ("PHH") new parent company, Cendant Corporation ("Cendant") for $30.0 million. This sale generated a $6.0 million pretax gain after deducting the Company's basis in its investment in PHH/Paymentech and consideration for a preferred alliance agreement with Cendant. This gain is included in other income. The Company and PHH had formed the jointly-owned PHH/Paymentech to offer a MasterCard-branded single card payment system for fleet, purchasing, travel and entertainment needs. The Company will continue its relationship as the exclusive issuer of corporate fleet cards for PHH.

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

Results of Operations

  For the Three Months Ended December 31, 1998 Compared With the Three Months
  ---------------------------------------------------------------------------
Ended December 31, 1997
-----------------------

  Paymentech recorded net income for the three months ended December 31, 1998 of $7.7 million, or $0.21 per diluted share, compared with net income of $6.7 million, or $0.19 per diluted share, for the same period in the prior year. For the three months ended December 31, 1997, earnings excluding a $6.0 million pretax gain related to the sale of the Company's interest in PHH/Paymentech and a significant unusual pretax charge of $3.5 million, were $5.3 million or $0.15 per diluted share.

  Revenue increased 16.8% to $64.8 million for the three months ended December 31, 1998, compared with $55.5 million for the three months ended December 31, 1997. The increase in revenue was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 19.8% to $16.3 billion for the three months ended December 31, 1998, compared with $13.6 billion for the same period in the prior year. Total items processed for the three months ended December 31, 1998 increased 30.9% to 623.5 million, compared with 476.4 million for the three months ended December 31, 1997. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  Other income for the three months ended December 31, 1997 included a $6.0 million pretax gain related to the sale of the Company's interest in PHH/Paymentech. Other income for the three months ended December 31, 1998 and December 31, 1997 also included interest income from investments.

  Total expenses for the three months ended December 31, 1998 increased slightly to $51.4 million, compared with $50.0 million for the three months ended December 31, 1997. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $46.5 million for the quarter ended December 31, 1998, compared with $45.9 million for the same period in the prior year.

   Operating expenses for the three months ended December 31, 1998, decreased 8.2% to $23.5 million, compared with $25.6 million for the same period of fiscal 1998. Excluding $3.5 million in charges related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables recorded during the quarter ended December 31, 1997, operating expenses increased slightly for the three months ended December 31, 1998. Paymentech's ability to maintain these expenses while achieving a 19.8% increase in sales volumes processed is the result of the realization of operational efficiencies. Salaries and employee benefits increased 14.6% to $18.1 million for the three months ended December 31, 1998, compared with $15.8 million for the same period in fiscal 1998. This increase is primarily due to increased incentive compensation as well as increased number of employees. The increase in salaries and employee benefits is partially offset by the Company's adoption, during the first quarter of fiscal 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which allowed for the capitalization certain software development costs. Interest expense was $1.6 million for the three months ended December 31, 1998, a decrease of 7.9% due to a lower quarterly average balance on the Company's borrowings under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") for the quarter ended December 31, 1998.

  Depreciation and amortization increased 18.7% to $8.1 million for the three months ended December 31, 1998, compared with $6.8 million for the three months ended December 31, 1997. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $4.9 million for the quarter ended December 31, 1998, compared with $4.2 million for the same period in fiscal 1998, primarily due to the Mellon acquisition. Depreciation of property and equipment increased to $3.2 million for the three months ended December 31, 1998, compared with $2.6 million for the three months ended December 31, 1997. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

 For the Six Months Ended December 31, 1998 Compared With the Six Months Ended
 -----------------------------------------------------------------------------
December 31, 1997
-----------------

  Paymentech recorded net income for the six months ended December 31, 1998 of $12.6 million, or $0.35 per diluted share, compared with net income of $10.8 million, or $0.31 per diluted share, for the same period in the prior year. For the six months ended December 31, 1997, earnings excluding a $6.0 million pretax gain related to the sale of the Company's interest in PHH/Paymentech, the $626,000 pretax gain on the sale of the Company's terminal leasing portfolio, and a significant unusual pretax charge of $3.5 million related to reserves, were $9.1 million or $0.26 per diluted share.

  Revenue increased 14.6% to $121.3 million for the six months ended December 31, 1998, compared with $105.8 million for the six months ended December 31, 1997. The increase in revenue was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Bankcard sales volume processed increased 18.3% to $29.4 billion for the six months ended December 31, 1998, compared with $24.8 billion for the same period in the prior year. Total items processed for the six months ended December 31, 1998 increased 30.9% to 1.2 billion, compared with 896.1 million for the six months ended December 31, 1997.

  Other income for the six months ended December 31, 1997 included a $6.0 million pretax gain related to the sale of the Company's interest in PHH/Paymentech. For the first quarter of fiscal 1998, other income included a $626,000 pretax gain, or $0.01 per diluted share, related to the sale of the Company's terminal leasing portfolio and a $273,000 pretax gain related to the sale of assets of the Company's Ask! unit. Other income also included interest income from investments.

  Total expenses for the six months ended December 31, 1998 increased 5.4% to $99.2 million, compared with $94.1 million for the six months ended December 31, 1997. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $90.0 million for the quarter ended December 31, 1998, compared with $85.8 million for the same period in the prior year.

   Operating expenses for the six months ended December 31, 1998, were $44.4 million, compared with $46.1 million for the same period of fiscal 1998. Excluding $3.5 million in charges related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables recorded during the quarter ended December 31, 1997, operating expenses increased slightly for the six months ended December 31, 1998. Paymentech's ability to maintain these expenses while achieving a 18.3% increase in sales volumes processed is the result of the realization of operational efficiencies. Salaries and employee benefits increased 16.4% to $36.4 million for the six months ended December 31, 1998, compared with $31.3 million for the same period in fiscal 1998. This increase is primarily due to increased incentive compensation as well as increased number of employees. The increase in salaries and employee benefits is partially offset by the Paymentech's adoption of SOP 98-1. Interest expense was $3.1 million for the six months ended December 31, 1998, a decrease of 9.0% due to a lower year to date average balance on the Company's borrowings under its revolving credit facility with a bank syndicate ("Revolving Credit Facility") for the six months ended December 31, 1998.

  Depreciation and amortization increased 15.2% to $15.3 million for the six months ended December 31, 1998, compared with $13.3 million for the six months ended December 31, 1997. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $9.2 million for the six months ended December 31, 1998, compared with $8.3 million for the same period in fiscal 1998, primarily due to the Company's acquisitions. Depreciation of property and equipment increased to $6.1 million for the six months ended December 31, 1998, compared with $5.0 million for the six months ended December 31, 1997. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

Seasonality

  The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer spending. Such peaks fall in different quarters for different divisions of the Company due to the varying nature of the Company's market niches and the varying nature of consumer trends in such markets.

Liquidity and Capital Resources

  Net cash provided by operating activities was $149.9 million for the six months ended December 31, 1998, compared with $6.3 million used for operating activities in the same period of fiscal 1998. This increase in cash provided by operating activities for the six months ended December 31, 1998, is primarily the result of the Company's change in its presentation of settlement inflows and outflows. For a portion of the Company's business, receivables from credit card associations and the related payables to merchants were previously presented as cash and cash equivalents. These payables to merchants are now presented as liabilities in accounts payable. Effective for the quarter ended September 30, 1998, this change was made to provide reporting consistency across the Company's businesses.

  The Company used $51.2 million for acquisitions and $4.3 million for capital expenditures, primarily for technology, during the six months ended December 31, 1998, compared with $9.9 million for capital expenditures during the six months ended December 31, 1997.

  The Company's Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At December 31, 1998, the Company had $84 million in borrowings under the $150 million Revolving Credit Facility in the form of a $44 million note and a $40 million note, each at a rate of LIBOR plus 35 basis points (currently approximately 5.66% and 5.91%, respectively). The proceeds from the $44 million note were used to fund the acquisition of Mellon in December 1998, while in September 1998, Paymentech paid a $15 million note it had outstanding under the Revolving Credit Facility. Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility.

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

Year 2000

  As a result of computer programs written using two digits rather than four to define the applicable year, certain systems may require modifications in order to properly function beginning with the year 2000. Based on an assessment of its systems, the Company has developed a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Many of the Company's computer systems already comply with year 2000 requirements, primarily because of the Company's application of internal resources and new year 2000 compliant software and equipment

  Paymentech's core data processing hardware has been tested and is believed to be year 2000 compliant. Additionally, the Company has completed the required software renovations for the core data processing systems. Approximately 70% of this software has been successfully tested for year 2000 compliance, with the remainder targeted to be tested and installed by the end of April 1999. Approximately two-thirds of the Company's desktop computer, telecommunication and non-information technology hardware is currently believed to be year 2000 compliant with the remainder of the hardware targeted to be compliant by the end of March 1999. For the Company's remaining noncompliant computer systems, the Company believes that existing internal resources can be used to modify existing software and hardware, and that the associated costs will not be significant. However, if such modifications are not made, or are not completed on a timely basis, year 2000 noncompliance could have a material impact on the operations of the Company.

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

Cautionary Statements

  Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, year 2000 compliance costs and implementation and the impact of third-party year 2000 non-compliance, account origination and growth, customer base, anticipated growth via acquisitions, anticipated actions by Bank One with respect to its ownership of shares of the Company, potential customer reactions to the Bank One ownership, anticipated operations costs and employment growth, anticipated marketing expense, or anticipated credit and other losses. Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to, the factors that are described under "Business-Cautionary Statements" in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 1998. These cautionary statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  There have been no material changes from the fiscal year 1998 Annual Report on Form 10-K and Form 10-K/A related to the Company's exposure to market risk from interest rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  As previously disclosed in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1998 (as amended by Form 10-K/A), Quarterly Reports on Form 10-Q for the quarters ended September 30, 1998, March 31, 1998, December 31, 1997 and September 30, 1997 and in a Current Report on Form 8-K filed October 20, 1997, the Company is a defendant in a putative class action suit commenced on October 10, 1997, by a stockholder of the Company in the United States District Court, Northern District of Texas. On September 2, 1998, plaintiffs filed an amended complaint entitled Raffaele Branca, Carl C. Conrad, and Michael
                                    --------------------------------------------
P. Fuchs v. Paymentech, Inc., Pamela H. Patsley and David W. Truetzel.  The
---------------------------------------------------------------------
defendants in the amended complaint are the Company and a current and a former officer of the Company. The amended complaint alleges, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting material adverse information regarding the Company's business. The amended complaint seeks to represent all stockholders who purchased stock during the period from January 22, 1997, the date on which the Company issued a press release announcing its financial results for the second quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997. The defendants have filed a motion to dismiss this amended complaint. The Company has notified its insurance carriers of this action. It is premature to determine whether the Company will have any liability in the action or, if so, whether that liability will be material.

Item 2.    Changes in Securities

  In January 1999, the Company issued 163,675 shares of common stock to the former sole stockholder of Merchant-Link as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. No underwriter was used in connection with the sale or issuance of the shares, and such issuance was an exempt transaction under
Section 4(2) of the Securities Act of 1933, as amended. The Company intends to register the resale of such shares on a shelf registration statement on Form S-3.

Item 4.  Submission of Matters to a Vote of Security Holders

a.       The 1998 Annual Meeting of Stockholders was held on November 4, 1998.

b.       The following Directors were elected at such meeting:

                                                                        Votes Cast to
                                                 Votes For           Withhold Authority
                                           -------------------    -----------------------
John B. McCoy                                       33,117,764                  1,464,198
William P. Boardman                                 33,117,614                  1,464,348

  The following Directors will also continue in their offices after such meeting:

  Gene H. Bishop
  Pamela H. Patsley
  Rupinder S. Sidhu
  Ronald G. Steinhart
  John C. Tolleson

c.    The following other matters were approved at such meeting:

                                                                             Votes
                         Item                              Votes For        Against        Abstain
-----------------------------------------------------------------------------------------------------
Adoption of an amendment to the Paymentech, Inc.
 Employee Stock Purchase Plan to increase the number
 of shares of common stock that may be sold under
 such plan                                                 34,374,722        197,496          9,744

           No other matter was voted upon at such meeting.

Item 6.    Exhibits and Reports on Form 8-K

a.  Reports on Form 8-K filed during the second quarter of fiscal 1999:

          Report on Form 8-K filed October 29, 1998
                  Item 5.  Other Events
                  Exhibit 99.  Press Release

          Report on Form 8-K filed December 28, 1998
                  Item 5.  Other Events
                  Exhibit 99.  Press Release

b.  Reports on Form 8-K filed subsequent to the second quarter of fiscal 1999:

    None.

c.  Exhibits

    The following exhibits are incorporated by reference or filed herewith:

Exhibit Number  Description of Exhibit
--------------  ----------------------
      2.1* Merchant Asset Purchase Agreement, dated as of October 28, 1998 by and between Mellon Bank, N.A., as Seller, and Paymentech Management Resources, Inc., as Purchaser. (Confidential treatment has been requested for portions of this exhibit and, accordingly, such portions have been omitted from the exhibit. The entire document, including the portions omitted from the exhibit, have been provided separately to the Commission).

      27*       Financial Data Schedule.

------------------------
* Filed herewith.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   February 16, 1999


                            Paymentech, Inc.



                            By: /s/ Pamela H. Patsley
                                -----------------------------------------
                                Pamela H. Patsley
                                President and Chief Executive Officer



                            By: /s/ Kathryn J. Kessler
                                -----------------------------------------
                                Kathryn J. Kessler
                                Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------



                                                        Sequentially
Exhibit Number             Description of Exhibit      Numbered Page
--------------             ----------------------      -------------

      2.1 Merchant Asset Purchase Agreement, dated as of October 28, 1998 by and between Mellon Bank, N.A., as Seller, and Paymentech Management Resources, Inc., as Purchaser. (Confidential treatment has been requested for portions of this exhibit and, accordingly, such portions have been omitted from the exhibit. The entire document, including the portions omitted from the exhibit, have been provided separately to the Commission).

      27           Financial Data Schedule.