Form 10-Q/A
period 1998-12-31
PAYMENTECH INC
filed 1999-04-09
CIK 1005759

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
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at March 31, 1999
---------------------------------------    -------------------------------------
    Common Stock, $.01 par value                     36,380,874 shares

                               EXPLANATORY NOTE

    Paymentech, Inc. (the "Company") has requested confidential treatment with respect to portions of Exhibit 2.1 to the Form 10-Q. This amendment is being filed to reflect changes to Exhibit 2.1 as per the Securities and Exchange Commission's staff's comments to the Company's request for confidential treatment. Certain previously redacted information has been added back into
Exhibit 2.1 of this amended filing. No other changes are made to the Form 10-Q as originally filed.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a.  Reports on Form 8-K filed during the second quarter of fiscal 1999:

          Report on Form 8-K filed October 29, 1998
                  Item 5.  Other Events
                  Exhibit 99.  Press Release

          Report on Form 8-K filed December 28, 1998
                  Item 5.  Other Events
                  Exhibit 99.  Press Release

b.  Reports on Form 8-K filed subsequent to the second quarter of fiscal 1999:

          Report on Form 8-K filed February 17, 1999
                  Item 5.  Other Events
                  Item 7.  Financial Statements and Exhibits

          Report on Form 8-K filed March 23, 1999
                  Item 5.  Other Events
                  Item 7.  Financial Statements, Pro Forma
                           Financial Information and Exhibits

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

      27**      Financial Data Schedule.

------------------------
 * Filed herewith.
** Exhibit originally filed with the Registrant's Form 10-Q on February 16, 1999 and is not affected by this Form 10-Q/A.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:   April 8, 1999


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

    27**           Financial Data Schedule.
--------------
 * Filed herewith.
** Exhibit originally filed with the Registrant's Form 10-Q on February 16, 1999 and is not affected by this Form 10-Q/A.