Form 10-Q
period 1999-03-31
PAYMENTECH INC
filed 1999-05-14
CIK 1005759

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999
                                      ----------------

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
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at April 30, 1999
--------------------------------------    --------------------------------------
     Common Stock, $.01 par value                      36,417,638 shares

                               PAYMENTECH, INC.

                          FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------

 PART I.                         F I N A N C I A L   I N F O R M A T I O N          Page
                                                                                    ----
     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheets -
               March 31, 1999 (Unaudited) and June 30, 1998.........................  3

               Condensed Consolidated Statements of Income (Unaudited) -
               Three and Nine Months Ended March 31, 1999 and 1998..................  4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Nine Months Ended March 31, 1999 and 1998............................  5

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)...............................................  6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................ 11

  Item 3.      Quantitative and Qualitative Disclosures About Market Risks.......... 16


PART II.                   O T H E R   I N F O R M A T I O N

  Item 1.      Legal Proceedings.................................................... 17

  Item 2.      Changes in Securities................................................ 17

  Item 6.      Exhibits and Reports on Form 8-K

               Reports on Form 8-K.................................................. 17
               Index of Exhibits.................................................... 18

  Signatures........................................................................ 19


                       PAYMENTECH, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                           March 31,    June 30,
                                                              1999        1998
                                                           ---------   ---------
                                                          (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................    $323,480    $158,307
  Receivables, net.....................................      42,554      23,770
  Credit card loans, net...............................      73,985      42,079
  Prepaid expenses and other current assets............       7,697      10,054
                                                           --------    --------
     Total current assets..............................     447,716     234,210
Investments, at cost (market value of $5,396
  and $6,205 at March 31, 1999 and June 30,
  1998, respectively)..................................       6,070       6,212
Notes receivable.......................................       9,102       9,997
Property and equipment, net............................      58,507      57,873
Goodwill, net..........................................     268,325     234,711
Purchased merchant portfolios and other
  intangibles, net...........................,,,,,,,,,,     120,935      98,817
Other assets...........................................      16,749       7,563
                                                           --------    --------
                                                           $927,404    $649,383
                                                           ========    =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................    $282,239    $103,180
  Notes payable to banks...............................      84,005      55,049
  Interest-bearing deposits............................      51,046      34,790
  Merchant deposits....................................      27,864      22,844
  Accrued assessments..................................      10,042       8,881
  Other accrued expenses...............................      42,353      25,567
                                                           --------    --------
     Total current liabilities.........................     497,549     250,311

Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000
    shares authorized, 36,380,874 and
    36,025,944 issued and outstanding at
    March 31, 1999 and June 30, 1998,
    respectively.......................................         364         360
  Additional paid-in capital...........................     361,088     354,274
  Accumulated other comprehensive income...............       6,074         621
  Retained earnings....................................      62,329      43,817
                                                           --------    --------
     Total stockholders' equity........................     429,855     399,072
                                                           --------    --------
                                                           $927,404    $649,383
                                                           ========    ========

                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                     (In thousands, except per share data)


                                   Three Months Ended    Nine Months Ended
                                        March 31,           March, 31
                                   ------------------    ------------------
                                     1999       1998       1999      1998
                                     ----       ----       ----      ----
Revenues:
  Revenue......................... $68,561    $52,379    $189,820  $158,178
  Other income....................     213        303         675     7,729
                                   -------    -------    --------  --------
    Total revenues................  68,774     52,682     190,495   165,907
                                   -------    -------    --------  --------
Expenses:
  Operating.......................  27,948     19,575      72,321    65,689
  Salaries and employee benefits..  19,325     17,051      55,716    48,323
  Depreciation and amortization...   9,034      6,766      24,358    20,068
  Interest........................   1,927      1,542       5,042     4,966
                                   -------    -------    --------  --------
    Total expenses................  58,234     44,934     157,437   139,046
                                   -------    -------    --------  --------
      Income before income taxes..  10,540      7,748      33,058    26,861
Income tax provision..............   4,638      3,414      14,546    11,690
                                   -------    -------    --------  --------
      Net income.................. $ 5,902    $ 4,334    $ 18,512  $ 15,171
                                   =======    =======    ========  ========
Basic and diluted earnings per
 share............................ $  0.16    $  0.12    $   0.51  $   0.43
                                   =======    =======    ========  ========

                See notes to consolidated financial statements.

                       PAYMENTECH, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                        Nine Months Ended
                                                            March 31,
                                                        ------------------
                                                         1999        1998
                                                         ----        ----
Operating Activities
  Net income...............................           $ 18,512    $ 15,171
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
      Noncash portion of asset write-off...                 --       3,533
      Provision for depreciation and
        amortization.......................             24,358      20,068
      Gain on sale of assets...............                 --      (6,850)
      Other cash provided by (used for)
        operating activites................            136,207      (8,776)
                                                      --------    --------
             Net cash provided by operating
               activities..................            179,077      23,146
Investing Activities
  Purchases of merchant portfolios,
    processing services and other
    acquisitions...........................            (53,044)     (2,551)
  Purchases of property and equipment,
    net....................................             (7,932)    (17,163)
  Proceeds from sale of assets.............                 --      27,066
  Proceeds from maturities of investments..                 142      2,833
                                                      --------    --------
             Net cash provided by (used
               for) investing activities...            (60,834)     10,185
Financing Activities
  Net increase (decrease) in notes
    payable to banks and other borrowings..             28,956     (20,000)
  Net increase in interest-bearing
    deposits...............................             16,256      15,178
  Issuance of common stock, net............              1,718       3,483
                                                      --------    --------
             Net cash provided by (used
               for) financing activities...             46,930      (1,339)
                                                      --------    --------
             Increase in cash and cash
               equivalents.................            165,173      31,992
Cash and cash equivalents at beginning of
  period...................................            158,307     119,466
                                                      --------    --------
             Cash and cash equivalents at
               end of period...............           $323,480    $151,458
                                                      ========    ========

Noncash investing and financing activities:
  Common stock issuance related to
    acquisitions...........................           $  1,239    $  6,346
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

  During the nine months ended March 31, 1999, bankcard sales volume processed increased approximately 23.6% to $45.2 billion compared with $36.6 billion for the nine months ended March 31, 1998. The Company processed 1.8 billion total transactions for the nine months ended March 31, 1999, an increase of approximately 31.7%, compared with 1.4 billion total transactions for the same period in fiscal 1998. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

  The Company is a 55%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANK ONE CORPORATION, f/k/a BANC ONE CORPORATION ("Bank One").

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the fiscal year ended June 30, 1998.

Note B - Business Combinations, Divestitures and Merchant Portfolio Purchases

  During December 1998, Paymentech acquired the merchant processing business of Mellon Bank Corporation ("Mellon") which directly services a broad range of retailers and government agencies, as well as processes for merchants through independent sales organizations and agent banks. Mellon was acquired for $48.5 million, a portion of which is subject to certain adjustments which are contingent upon the transfer by Mellon of certain of its merchant agreements to Paymentech. Mellon and the Company also agreed to an exclusive marketing and referral agreement under which the parties market Paymentech's processing services to Mellon's merchant customers through Mellon's network of retail offices and cash management and corporate banking groups. In addition to Mellon, during the quarter ended December 31, 1998, the Company purchased two other merchant portfolios. All of these acquisitions were accounted for as purchases and accordingly, their results are included in Paymentech's results of operations from the date of acquisition.

  During the quarter ended September 30, 1998, Paymentech purchased certain assets of Prism Processing Services ("Prism") and acquired two merchant portfolios for a total of $5.8 million. Prism is a company that specializes in developing merchant business with agent banks. Additional cash payments will be made when certain performance objectives are met annually by Prism for each of the next eight years. These acquisitions were accounted for as purchases and accordingly, their results are included in the Company's result of operations from the date of acquisition.

  The Company paid $1.2 million in common stock in August 1998, $2.5 million in February 1998 and $1.5 million in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 were also subject to a price guarantee by the Company. In January 1999, Paymentech paid 163,675 shares of common stock to the former sole stockholder of Merchant-Link as a result of this price guarantee.

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

Note C - Notes Receivable

  As partial consideration for the sale of the Company's terminal leasing portfolio during the quarter ended September 30, 1997, the Company accepted a $1.3 million note receivable from Northern Leasing which earns a fixed market rate which compounds quarterly. Principal and interest are payable once certain performance criteria are met with respect to lease payments made by the Company's merchants to Northern Leasing. Based on current information available, the Company anticipates that the performance criteria will be met and payments of principal and interest will be made during the quarter ended September 1999 with the final payment expected during the second quarter of fiscal 2001.

  The Company has a $1.8 million note receivable which was the result of the sale of agent bank contracts in fiscal 1997. The note matures in the fourth quarter of fiscal 2000 and earns interest at a market rate with principal and interest payments due quarterly.

  The Company has a $6.4 million note from LitleNet L.L.C. as part of a litigation settlement. This note is discounted to earn a market rate of interest with principal and interest due in the third quarter of fiscal 2003.

Note D - Revolving Credit Facility

  The revolving credit facility payable to Bank One ("Revolving Credit Facility") provides a source of liquidity to manage cash flow, as well as provide capital to subsidiaries for expansion and for other corporate uses. In February 1999, Paymentech entered into the Revolving Credit Facility after its revolving credit facility with a bank syndicate expired. Proceeds from the Revolving Credit Facility were used to pay off $84 million in borrowings outstanding under the previous revolving credit facility. The terms of the Revolving Credit Facility are similar to the prior facility's terms and conditions. The Revolving Credit Facility allows borrowings up to $150 million and bears interest based on the London Interbank Offering Rate ("LIBOR") plus 35 basis points. The Revolving Credit Facility expires in February 2000 with the option of a one-year extension. Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility. Additionally, Paymentech's ability to pay dividends is conditioned upon the observance of certain financial covenants in the agreement. The financial covenants require Paymentech to maintain specified (i) debt to capitalization ratios, (ii) debt to cash flow ratios, (iii) minimum interest coverage ratios, and (iv) minimum levels of consolidated stockholders' equity.

  At March 31, 1999, Paymentech had $84 million in borrowings under the Revolving Credit Facility in the form of a note at a rate of LIBOR plus 35 basis points (currently approximately 5.31%).

Note E - Components of Comprehensive Income

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

  The market value of the Company's investment in MessageMedia, Inc., f/k/a First Virtual Holdings, Inc., was $13.8 million as of March 31, 1999, resulting in a pretax unrealized holding gain of $8.8 million, or $5.5 million on an after-tax basis.

  Components of comprehensive income are as follows (in thousands):


                                                       Three Months Ended                    Nine Months Ended
                                                            March 31,                             March 31,
                                              ----------------------------------     ----------------------------------
                                                    1999               1998               1999               1998
                                              ---------------    ---------------     ---------------    ---------------
Net income..................................  $         5,902    $         4,334     $        18,512    $        15,171
Unrealized holding gain (loss) on securities
 available for sale.........................            3,107             (1,566)              5,453             (1,566)
                                              ---------------    ---------------     ---------------    ---------------
Total comprehensive income..................  $         9,009    $         2,768     $        23,965    $        13,605
                                              ===============    ===============     ===============    ===============



Note F - Income Taxes

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective tax rate was 44.0% and 43.5% for the nine months ended March 31, 1999 and 1998, respectively. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes primarily due to the Company's high level of nondeductible amortization of goodwill, purchased merchant portfolios and other intangibles.

Note G - Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                 Three Months Ended                       Nine Months Ended
                                                      March 31,                               March 31,
                                    --------------------------------------    -------------------------------------
                                          1999                  1998                1999                 1998
                                    -----------------     ----------------    ----------------    -----------------
Basic
-----
Net income.......................   $           5,902     $          4,334    $         18,512    $          15,171
                                    -----------------     ----------------    ----------------    -----------------
Weighted average shares
  outstanding....................              36,358               35,788              36,226               35,428
                                    -----------------     ----------------    ----------------    -----------------
Basic earnings per share.........   $            0.16     $           0.12    $           0.51    $            0.43
                                    =================     ================    ================    =================
Diluted
-------
Net income.......................   $           5,902     $          4,334    $         18,512    $          15,171
                                    -----------------     ----------------    ----------------    -----------------
Weighted average shares
  outstanding....................              36,358               35,844              36,226               35,547
Dilutive effect of common stock
  equivalents.....................                420                  215                 325                  130
Dilutive effect of contingently
  issuable shares.................                 --                   63                 109                   21
                                    -----------------     ----------------    ----------------    -----------------
Adjusted weighted average shares
  outstanding.....................             36,778               36,122              36,660               35,698
                                    =================     ================    ================    =================
Diluted earnings per share........  $            0.16     $           0.12    $           0.51    $            0.43
                                    =================     ================    ================    =================

Note H - Merger with First Data Corporation

  On March 22, 1999, the Company and First Data Merchant Services Corporation ("FDMS"), a wholly owned subsidiary of First Data Corporation ("FDC"), announced the execution of a definitive Processing Agreement pursuant to which the Company will outsource to FDMS certain processing functions for the Company's general merchant acquiring business.

  In addition, on March 22, 1999, the Company announced that it had entered into a Merger Agreement with FDC providing for the acquisition by a wholly-owned subsidiary of FDC of all of the outstanding shares of the Company's common stock (the "Shares"), other than Shares owned by Bank One and its subsidiaries, at a price of $25.50 per Share in cash. Pursuant to the Merger Agreement, among other things, a newly-formed subsidiary of FDC will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. As a result of the Merger, all of the issued and outstanding Shares (other than Shares owned by the Company, FDC, Bank One or any of their respective subsidiaries) will be converted into the right to receive $25.50 in cash per Share. Consummation of the Merger is conditioned upon, among other things, approval of the Merger by holders of a majority of the outstanding Shares, including at least 66 2/3% of the outstanding Shares not owned by Bank One or its affiliates, and certain other conditions. Concurrently with the execution of the Merger Agreement, FDC, Bank One and certain of their subsidiaries entered into a Stockholder Agreement, pursuant to which, among other things, Bank One has agreed to vote its Shares in favor of the Merger. Following completion of the Merger, pursuant to a Contribution Agreement entered into between FDC and Bank One, the Company will contribute substantially all of its assets, liabilities and businesses to Banc One Payment Services LLC, the existing merchant bank alliance between Bank One and FDC.

  The foregoing descriptions of the Merger Agreement, the Stockholder Agreement, the Contribution Agreement and the Processing Agreement are qualified in their entirety by reference to the Company's Forms 8-K, filed with the Commission on February 17, 1999 and March 23, 1999, and incorporated herein by reference.

  On March 12, 1999 and March 15, 1999, FDC and Bank One filed the necessary documents with the Department of Justice (the "DOJ") and the Federal Trade Commission in connection with the merger. On May 13, 1999, the Company and FDC announced that, in connection with the merger, the parties received clearance from the DOJ under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger remains subject to shareholder approval and other conditions. Management expects the merger to close in the third calendar quarter of 1999.

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

  The Company is a defendant in three putative class action suits in March 1999 against the Company and certain of its officers and directors, as well as Bank One and First Data Corporation, alleging, among other things, that Bank One and individual defendants breached their fiduciary duties to the class by failing to require First Data Corporation to pay a fair price for the Company's minority shares in the pending merger of a wholly-owned subsidiary of First Data Corporation into the Company. The Company has notified its insurance carriers of these claims. It is premature to determine whether the Company will have any liability in the actions or, if so, whether that liability will be material.

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

     During the nine months ended March 31, 1999, bankcard sales volume processed increased approximately 23.6% to $45.2 billion compared with $36.6 billion for the nine months ended March 31, 1998. Paymentech processed 1.8 billion total transactions for the nine months ended March 31, 1999, an increase of approximately 31.7%, compared with 1.4 billion total transactions for the same period in fiscal 1998.

     The Company is a 55%-owned subsidiary of First USA Financial, Inc. ("First USA"), which is a wholly owned subsidiary of BANK ONE CORPORATION, f/k/a BANC ONE CORPORATION ("Bank One").

Business Combinations, Divestitures and Merchant Portfolio Purchases

     During December 1998, Paymentech acquired the merchant processing business of Mellon Bank Corporation ("Mellon") which directly services a broad range of retailers and government agencies, as well as processes for merchants through independent sales organizations and agent banks. Mellon was acquired for $48.5 million, a portion of which is subject to certain adjustments which are contingent upon the transfer by Mellon of certain of its merchant agreements to Paymentech. Mellon and the Company also agreed to an exclusive marketing and referral agreement under which the parties market Paymentech's processing services to Mellon's merchant customers through Mellon's network of retail offices and cash management and corporate banking groups. In addition to Mellon, during the quarter ended December 31, 1998, the Company purchased two other merchant portfolios. All of these acquisitions were accounted for as purchases and accordingly, their results are included in Paymentech's results of operations from the date of acquisition.

     During the quarter ended September 30, 1998, Paymentech purchased certain assets of Prism Processing Services ("Prism") and acquired two merchant portfolios for a total of $5.8 million. Prism is a company that specializes in developing merchant business with agent banks. Additional cash payments will be made when certain performance objectives are met annually by Prism for each of the next eight years. These acquisitions were accounted for as purchases and accordingly, their results are included in the Company's result of operations from the date of acquisition.

     The Company paid $1.2 million in common stock in August 1998, $2.5 million in February 1998 and $1.5 million in August 1997 to the former sole stockholder of Merchant-Link, Inc. ("Merchant-Link") as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. The 125,765 shares of common stock originally issued in connection with the acquisition in January 1997 were also subject to a price guarantee by the Company. In January 1999, Paymentech paid 163,675 shares of common stock to the former sole stockholder of Merchant-Link as a result of this price guarantee.

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

Results of Operations

  For the Three Months Ended March 31, 1999 Compared With the Three Months
  ------------------------------------------------------------------------
  Ended March 31, 1998
  --------------------

     Paymentech recorded net income for the three months ended March 31, 1999 of $5.9 million, or $0.16 per diluted share, compared with net income of $4.3 million, or $0.12 per diluted share, for the same period in the prior year. Revenue increased 30.9% to $68.6 million for the three months ended March 31, 1999, compared with $52.4 million for the three months ended March 31, 1998. Excluding the impact of Mellon, revenue increased 19.5% over the same period in the fiscal 1998. This increase was primarily the result of increased sales volume processed partially offset by margin compression due to increased competition within the industry.

     Bankcard sales volume processed increased 34.8% to $15.9 billion for the three months ended March 31, 1999, compared with $11.8 billion for the same period in the prior year. Total items processed for the three months ended March 31, 1999 increased 33.3% to 616.8 million, compared with 462.7 million for the three months ended March 31, 1998. Bankcard sales volume processed included bankcard transactions derived from the Company's merchant portfolio. Total items processed included bankcard and other credit and debit card transactions, and credit and debit authorization transactions.

     Total expenses for the three months ended March 31, 1999 increased 29.6% to $58.2 million, compared with $44.9 million for the three months ended March 31, 1998. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $52.3 million for the quarter ended March 31, 1999, compared with $40.8 million for the same period in the prior year.

     Operating expenses for the three months ended March 31, 1999, increased 42.8% to $27.9 million, compared with $19.6 million for the same period of fiscal 1998. This increase is primarily the result of data processing and communication expenses related to Mellon. Salaries and employee benefits increased 13.3% to $19.3 million for the three months ended March 31, 1999, compared with $17.1 million for the same period in fiscal 1998. This increase is primarily due to increased incentive compensation as well as increased number of employees. The increase in salaries and employee benefits is partially offset by the Company's adoption, during the first quarter of fiscal 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which allowed for the capitalization certain software development costs. Interest expense was $1.9 million for the three months ended March 31, 1999, an increase of 25.0% due primarily to a higher quarterly average balance on the Company's borrowings under its revolving credit facility with Bank One ("Revolving Credit Facility") for the quarter ended March 31, 1999.

     Depreciation and amortization increased 33.5% to $9.0 million for the three months ended March 31, 1999, compared with $6.8 million for the three months ended March 31, 1998. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $5.9 million for the quarter ended March 31, 1999, compared with $4.1 million for the same period in fiscal 1998, primarily due to the Mellon acquisition. Depreciation of property and equipment increased to $3.1 million for the three months ended March 31, 1999, compared with $2.6 million for the three months ended March 31, 1998. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

  For the Nine Months Ended March 31, 1999 Compared With the Nine Months Ended
  ----------------------------------------------------------------------------
  March 31, 1998
  --------------

     Paymentech recorded net income for the nine months ended March 31, 1999 of $18.5 million, or $0.51 per diluted share, compared with net income of $15.2 million, or $0.43 per diluted share, for the same period in the prior year. For the nine months ended March 31, 1998, earnings excluding a $6.0 million pretax gain related to the sale of the Company's interest in PHH/Paymentech, the $626,000 pretax gain on the sale of the Company's terminal leasing portfolio, and a significant unusual pretax charge of $3.5 million related to reserves, were $13.5 million or $0.38 per diluted share.

     Revenue increased 20.0% to $189.8 million for the nine months ended March 31, 1999, compared with $158.2 million for the nine months ended March 31, 1998. The increase in revenue was the result of the increase in sales volume processed partially offset by margin compression due to increased competition within the industry. Contributing to the increase in sales volume processed and revenue was the Mellon acquisition. Bankcard sales volume processed increased 23.6% to $45.2 billion for the nine months ended March 31, 1999, compared with $36.6 billion for the same period in the prior year. Total items processed for the nine months ended March 31, 1999 increased 31.7% to 1.8 billion, compared with 1.4 billion for the nine months ended March 31, 1998.

     Other income for the nine months ended March 31, 1998 included a $6.0 million pretax gain related to the sale of the Company's interest in PHH/Paymentech. For the first quarter of fiscal 1998, other income included a $626,000 pretax gain, or $0.01 per diluted share, related to the sale of the Company's terminal leasing portfolio and a $273,000 pretax gain related to the sale of assets of the Company's Ask! unit. Other income also included interest income from investments.

     Total expenses for the nine months ended March 31, 1999 increased 13.2% to $157.4 million, compared with $139.0 million for the nine months ended March 31, 1998. Total expenses, excluding amortization of goodwill, purchased merchant portfolios and other intangibles, were $142.3 million for the quarter ended March 31, 1999, compared with $126.6 million for the same period in the prior year.

     Operating expenses for the nine months ended March 31, 1999, were $72.3 million, compared with $65.7 million for the same period of fiscal 1998. Data processing and communication expenses related to Mellon are the primary reason for this increase. Excluding $3.5 million in charges related primarily to a reserve for loss on terminal inventory and a reserve for loss on receivables recorded during the quarter ended December 31, 1997, operating expenses increased 16.4% for the nine months ended March 31, 1999, primarily due to increased sales volume processed. Salaries and employee benefits increased 15.3% to $55.7 million for the nine months ended March 31, 1999, compared with $48.3 million for the same period in fiscal 1998. This increase is primarily due to increased incentive compensation as well as increased number of employees. The increase in salaries and employee benefits is partially offset by the Paymentech's adoption of SOP 98-1. Interest expense was $5.0 million for the nine months ended March 31, 1999, a slight increase over the prior fiscal year.

     Depreciation and amortization increased 21.4% to $24.4 million for the nine months ended March 31, 1999, compared with $20.1 million for the nine months ended March 31, 1998. The amortization of goodwill, purchased merchant portfolios and other intangibles increased to $15.1 million for the nine months ended March 31, 1999, compared with $12.5 million for the same period in fiscal 1998, primarily due to the Mellon acquisition. Depreciation of property and equipment increased to $9.2 million for the nine months ended March 31, 1999, compared with $7.6 million for the nine months ended March 31, 1998. This increase in depreciation was primarily the result of the Company's capital expenditures for technology.

Seasonality

     The Company's revenue generally reflects the seasonal fluctuations that are typically associated with traditional peaks in consumer spending. Such peaks fall in different quarters for different divisions of the Company due to the varying nature of the Company's market niches and the varying nature of consumer trends in such markets.

Liquidity and Capital Resources

     Net cash provided by operating activities was $179.1 million for the nine months ended March 31, 1999, compared with $23.1 million used for operating activities in the same period of fiscal 1998. This increase in cash provided by operating activities for the nine months ended March 31, 1999, is primarily the result of the Company's change in its presentation of settlement inflows and outflows. For a portion of the Company's business, receivables from credit card associations and the related payables to merchants were previously presented as cash and cash equivalents. These payables to merchants are now presented as liabilities in accounts payable. Effective for the quarter ended September 30, 1998, this change was made to provide reporting consistency across the Company's businesses.

     The Company used $53.0 million for acquisitions and $7.9 million for capital expenditures, primarily for technology, during the nine months ended March 31, 1999, compared with $2.6 million for acquisitions and $17.2 million for capital expenditures during the nine months ended March 31, 1998.

     The Company's Revolving Credit Facility provides a source of liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. In February 1999, Paymentech entered into the Revolving Credit Facility after its revolving credit facility with a bank syndicate expired. Proceeds from the Revolving Credit Facility were used to pay off $84 million in borrowings outstanding under the previous revolving credit facility. The terms of the Revolving Credit Facility are similar to the prior facility's terms and conditions. At March 31, 1999, the Company had $84 million in borrowings under the $150 million Revolving Credit Facility in the form of a note at the London Interbank Offering Rate ("LIBOR") plus 35 basis points (currently approximately 5.31%). Certain financial conditions must be met to utilize the full amount of the Revolving Credit Facility.

     In December 1998, under the Company's prior revolving credit facility, $44 million in proceeds were used to fund the acquisition of the Mellon portfolio, while in September 1998, Paymentech paid off a $15 million note it had outstanding under the prior revolving credit facility.

     The Company has no current plans to pay dividends on the common stock. The Company presently intends to retain earnings to support the growth of the Company's business.

Merger With First Data Corporation

     On March 22, 1999, the Company and First Data Merchant Services Corporation ("FDMS"), a wholly owned subsidiary of First Data Corporation ("FDC"), announced the execution of a definitive Processing Agreement pursuant to which the Company will outsource to FDMS certain processing functions for the Company's general merchant acquiring business.

     In addition, on March 22, 1999, the Company announced that it had entered into a Merger Agreement with FDC providing for the acquisition by a wholly-owned subsidiary of FDC of all of the outstanding shares of the Company's common stock (the "Shares"), other than Shares owned by Bank One and its subsidiaries, at a price of $25.50 per Share in cash. Pursuant to the Merger Agreement, among other things, a newly-formed subsidiary of FDC will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. As a result of the Merger, all of the issued and outstanding Shares (other than Shares owned by the Company, FDC, Bank One or any of their respective subsidiaries) will be converted into the right to receive $25.50 in cash per Share. Consummation of the Merger is conditioned upon, among other things, approval of the Merger by holders of a majority of the outstanding Shares, including at least 66 2/3% of the outstanding Shares not owned by Bank One or its affiliates, and certain other conditions. Concurrently with the execution of the Merger Agreement, FDC, Bank One and certain of their subsidiaries entered into a Stockholder Agreement, pursuant to which, among other things, Bank One has agreed to vote its Shares in favor of the Merger. Following completion of the Merger, pursuant to a Contribution Agreement entered into between FDC and Bank One, the Company will contribute substantially all of its assets, liabilities and businesses to Banc One Payment Services LLC, the existing merchant bank alliance between Bank One and FDC.

     The foregoing descriptions of the Merger Agreement, the Stockholder Agreement, the Contribution Agreement and the Processing Agreement are qualified in their entirety by reference to the Company's Forms 8-K, filed with the Commission on February 17, 1999 and March 23, 1999, and incorporated herein by reference.

     On March 12, 1999 and March 15, 1999, FDC and Bank One filed the necessary documents with the Department of Justice (the "DOJ") and the Federal Trade Commission in connection with the merger. On May 13, 1999, the Company and FDC announced that, in connection with the merger, the parties received clearance from DOJ under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger remains subject to shareholder approval and other conditions. Management expects the merger to close in the third calendar quarter of 1999.

Year 2000

     As a result of computer programs written using two digits rather than four to define the applicable year, certain systems may require modifications in order to properly function beginning with the year 2000. Based on an assessment of its systems, the Company has developed a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Many of the Company's computer systems already comply with year 2000 requirements, primarily because of the Company's application of internal resources and new year 2000 compliant software and equipment

     Paymentech's core data processing hardware has been tested and is currently considered year 2000 compliant. Additionally, the Company has completed the required software renovations for the core data processing systems. Approximately 95% of this software has been successfully tested for year 2000 compliance, with the remainder targeted to be tested and installed by the end of June 1999. Approximately 85% of the Company's desktop computer, telecommunication and non-information technology hardware is currently believed to be year 2000 compliant with the remainder of the hardware targeted to be compliant by the end of June 1999. For the Company's remaining noncompliant computer systems, the Company believes that existing internal resources can be used to modify existing software and hardware, and that the associated costs will not be significant. However, if such modifications are not made, or are not completed on a timely basis, year 2000 noncompliance could have a material impact on the operations of the Company.

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

Cautionary Statements

     Information or statements provided by the Company herein and from time to time may contain certain "forward-looking information," including information relating to anticipated growth in earnings per share, anticipated returns on equity, anticipated growth in revenue, year 2000 compliance costs and implementation and the impact of third-party year 2000 non-compliance, account origination and growth, customer base, anticipated growth via acquisitions, anticipated consummation of the merger of the Company into a wholly-owned subsidiary of First Data Corporation (subject to shareholder approval and certain other conditions), potential customer reactions to the Company's ownership, anticipated operations costs and employment growth, anticipated marketing expense, or anticipated credit and other losses. Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to, the factors that are described under "Business-Cautionary Statements" in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 1998. These cautionary statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the fiscal year 1998 Annual Report on Form 10-K and Form 10-K/A related to the Company's exposure to market risk from interest rates.

[PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously disclosed in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1998 (as amended by Form 10-K/A), Quarterly Reports on Form 10-Q for the quarters ended September 30, 1998, March 31, 1998,
December 31, 1997 and September 30, 1997 and in a Current Report on Form 8-K filed October 20, 1997, the Company is a defendant in a putative class action suit commenced on October 10, 1997, by a stockholder of the Company in the United States District Court, Northern District of Texas. On September 2, 1998, plaintiffs filed an amended complaint entitled Raffaele Branca, Carl C. Conrad,
                                               --------------------------------
and Michael P. Fuchs v. Paymentech, Inc., Pamela H. Patsley and David W.
---------------------------------------------------------------------
Truetzel. The defendants in the amended complaint are the Company and a current
--------
and a former officer of the Company. The amended complaint alleges, among other things, that the defendants violated United States securities laws by publicly issuing false and misleading statements and omitting material adverse information regarding the Company's business. The amended complaint seeks to represent all stockholders who purchased stock during the period from January 22, 1997, the date on which the Company issued a press release announcing its financial results for the second quarter of fiscal year 1997, to September 24, 1997, the date on which the Company announced that it was restating and revising its previously announced results for the fourth quarter of fiscal year 1997. The defendants have filed a motion to dismiss this amended complaint. The Company has notified its insurance carriers of this action. It is premature to determine whether the Company will have any liability in the action or, if so, whether that liability will be material.

     On March 22, 1999, Paymentech announced it had signed a definitive merger agreement for the acquisition by First Data Corporation of Paymentech's outstanding shares of common stock, other than shares owned by Bank One, at a purchase price of $25.50 per share. The Company is a defendant in three putative class action suits arising out of the pending merger, in each case commenced in the Court of Chancery of the State of Delaware by a stockholder of Paymentech against Paymentech, Bank One, First Data Corporation and certain of its directors. Each of the three complaints allege, among other things, that Bank One and individual defendants breached their fiduciary duties to the class by failing to require First Data Corporation to pay a fair price for Paymentech's minority shares. The three complaints, entitled Sherry Simmons vs.
                                                              ------------------
Paymentech, Inc., Bank One Corporation, First Data Corporation, Richard W.
--------------------------------------------------------------------------
Vague, John B. McCoy, William P. Boardman, Gene H. Bishop, Pamela H. Patsley and
--------------------------------------------------------------------------------
Rupinder S. Sidhu, Crandon Capital Partners vs. John B. McCoy, William P.
-----------------  ------------------------------------------------------
Boardman, Gene H. Bishop, Ronald G. Steinhart, Pamela H. Patsley, Rupinder S.
-----------------------------------------------------------------------------
Sidhu, John C. Tolleson, Paymentech, Inc., First Data Corporation and Bank One
------------------------------------------------------------------------------
Corporation and Malcolm Rosenwald, as Beneficiary of the IRA for the Benefit of
-----------     ---------------------------------------------------------------
Malcolm Rosenwald vs. John B. McCoy, William P. Boardman, Gene H. Bishop, Ronald
--------------------------------------------------------------------------------
G. Steinhart, Pamela H. Patsley, Rupinder S. Sidhu, John C. Tolleson,
---------------------------------------------------------------------
Paymentech, Inc., First Data Corporation and Bank One Corporation were filed on
-----------------------------------------------------------------
March 23, 1999, March 23, 1999 and March 24, 1999, respectively. The Company anticipates that these cases will be consolidated into a single action. The defendants have not yet responded to these complaints. It is premature to determine whether the Company will have any liability in the actions or, if so, whether that liability will be material.

Item 2.  Changes in Securities

     In January 1999, the Company issued 163,675 shares of common stock to the former sole stockholder of Merchant-Link as a result of the achievement of certain performance criteria following the Company's acquisition of Merchant-Link in January 1997. No underwriter was used in connection with the sale or issuance of the shares, and such issuance was an exempt transaction under
Section 4(2) of the Securities Act of 1933, as amended. The resale of such shares has been registered on a shelf registration statement on Form S-3 (File No. 333-72539).

Item 6.  Exhibits and Reports on Form 8-K

a.       Reports on Form 8-K filed during the third quarter of fiscal 1999:

               Report on Form 8-K filed February 17, 1999
                    Item 5.  Other Events
                    Exhibit 99.  Press Release

               Report on Form 8-K filed March 23, 1999
                    Item 5.  Other Events
                    Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

b.       Reports on Form 8-K filed subsequent to the third quarter of fiscal
         1999:

               Report on Form 8-K filed April 15, 1999
                    Item 5.  Other Events
                    Exhibit 99.  Press Release

c.       Exhibits

         The following exhibits are incorporated by reference or filed herewith:


Exhibit Number  Description of Exhibit
--------------  ----------------------
   27*          Financial Data Schedule.

-------------------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date:   May 14, 1999



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