Form 10-Q/A
period 1999-03-31
PAYMENTECH INC
filed 1999-06-11
CIK 1005759

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
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at May 28, 1999
--------------------------------------    --------------------------------------
     Common Stock, $.01 par value                    36,435,412 shares

                               EXPLANATORY NOTE

     Paymentech, Inc. ("the Company") is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 to include an expanded discussion of the Company's preparedness for year 2000 and the likely impact of year 2000 on its business. This expanded discussion is in response to the Securities and Exchange Commission's comments to the Company's preliminary proxy materials filed with the Commission on April 13, 1999.

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 1999 contains revised information under the caption "Year 2000" in management's discussion and analysis of financial condition and results of operations (Part I Item 2). Item 2 of Part I included herein has been restated in full.


Part I. Item 2.

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

Year 2000

     As a result of computer programs written using two digits rather than four to define the applicable year, certain of the Company's computer systems may require modifications in order to properly function beginning with the year 2000 ("Y2K"). Based on an assessment of its systems, the Company has developed and implemented a plan to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

     In October of 1997 the Company created a company-wide project team with representatives from each Paymentech location (the "Task Force") to coordinate, monitor and assist the Company in its Y2K efforts. The Task Force has developed a common process with specific phases and timeline goals and monitors progress toward those goals.

Non-IT Systems. The Company's Y2K preparedness efforts are differentiated between information technology ("IT") systems and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures, such as microcontrollers in lighting, heating/ventilation/air conditioning, security, elevator, fire, uninterrupted power supply, and other infrastructure systems. As a result of efforts to inventory and upgrade non-Y2K compliant non-IT hardware, approximately 95% of the Company's non-IT hardware is currently believed to be Y2K compliant, and the Company expects that all critical path non-IT hardware will be Y2K compliant by the end of July, 1999.

IT Systems. IT systems include primarily computer hardware and software and related systems. Many of the Company's computer systems already comply with Y2K requirements, primarily because of the Company's application of internal resources and new Y2K compliant software and equipment. Paymentech's core data processing hardware has been tested and is believed to be Y2K compliant. Additionally, the Company has completed the required software renovations for the core data processing systems. All of this software has been successfully tested for Y2K compliance. Approximately 90% of the Company's desktop computer and telecommunication hardware is currently believed to be Y2K compliant. In addition, the Task Force has determined that approximately 50% of desktop operating systems need to be upgraded to be Y2K compliant. This upgrade is currently in progress and is scheduled to be completed on or before July 30, 1999. For the Company's remaining noncompliant computer systems, the Company believes that existing internal resources can be used to modify existing software and hardware, and that the associated costs will not be significant, or that the non-compliant hardware will be retired or replaced. All such modifications, retirements or replacements are expected to be completed by July 1999.

  With respect to all IT system software, the Company employs the three-tiered windowing approach to renovate existing code. Windowing is an industry-approved method of installing century logic into programming code using a pivot date to differentiate between centuries. The three tiers are:

     Tier 1- System Identification. All core systems are identified and code is inventoried, then turned over to the Year 2000 Project Team.

     Tier 2- Software Renovation. All designated program code is scanned to determine where date logic is located and which files contain date files. The identified code is then renovated for Year 2000 compliance. The renovated code is then turned over to the Validation Team for testing.

     Tier 3- Testing. The Validation Team and end users perform Year 2000 testing on the modified code. Results are then confirmed by the Quality Assurance area as an additional audit point.

The Company has completed this process with respect to all existing critical path IT systems and expects that all such critical path systems will be Y2K compliant by July 1999.

Material Relationships. The Company's material third-party relationships include: (i) providers of hardware/software products, (ii) service/network/gateway providers, and (iii) clients/customers, including merchants, banks and other payment card processors. The Company's remediation plan addresses third party readiness by requiring an inventory of material third-party and vendor issues and identifying required changes. Coordination with third parties regarding Y2K issues will continue to the Year 2000 and beyond and the Company is working with material third parties to minimize service interruptions that could occur in connection with the Year 2000. Notwithstanding these efforts, unexpected third-party failures could occur and, despite testing procedures, erroneous or corrupted data received from third parties could impact internal systems and cause material service disruptions.

  Third-party relationships currently believed to be most material to the Company are described below. (i) Clients- The Company does not control clients' remediation efforts or timely testing on the Company's systems. However, many of the Company's largest clients are themselves subject regulation by the Securities and Exchange Commission, the FDIC, or government agencies. These regulated entities are subject to Y2K compliance requirements and supervisory examinations focusing on Y2K readiness. (ii) Telecommunications- The Company has contracts for telecommunication services with a number of service providers in the U.S. and is reliant on regional bell operating companies and other local service providers. One of the Company's business units is similarly reliant upon telecommunication providers in foreign countries. Telecommunication services are critical to the Company's business. (iii) Electronic Money Transfer Networks- Most of the Company's businesses require settlement of financial transactions through various electronic networks, primarily the Federal Reserve Board's Fedwire (R) Funds Transfer System ("FedWire"), the Automated Clearing House ("ACH"), and various automated clearing services for international funds and other similar settlement networks. The Federal Reserve has provided assurances regarding their readiness. (iv) Association Networks and Similar Proprietary Third-Party Networks- The Company provides services related to credit and debit card transactions which occur over the VISA (R), MasterCard
(R), Discover (R), American Express (R) and EuroPay networks, regional Automated Teller Machine networks, and various other proprietary third-party networks in the United States and abroad. All of the above-mentioned card networks have established testing schedules and the Company is participating in testing with them. (v) Utilities- The Company is reliant upon utilities for electricity, gas, water, and sewers. The Company's readiness plan requires the Company to work with utility providers to confirm Y2K readiness and to coordinate contingency plans in case of unanticipated events. The Company's major data centers have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit. (vi) EDS- Electronic Data Systems provides data processing and financial settlement services for the Dallas merchant services business unit.
In addition, EDS provides debit gateway services to Paymentech Network Services, Inc.

  There can be no assurances (a) that any third party vendors of Paymentech will be Y2K compliant, (b) that the representations provided by third party vendors or other third-parties with respect to Y2K compliance will be accurate, or (c) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurances that Y2K-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company.

Year 2000 Risks. Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware/software, (ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. Moreover, while management believes that its internal state of readiness" indicates that the Company's mission-critical systems will be Y2K ready in a timely manner, failure to achieve timely remediation of business units' computer systems that process client information and transactions would have a material adverse effect on the Company's business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its businesses, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

Contingency Plans. Each business unit is developing its own contingency plans pursuant to Task Force guidelines. There are two types of plans. All of the Company's major business units have hardware/software contingency plans in case a supplier of hardware/software products or internally developed systems used in a business does not have a Y2K ready version in time for implementation and testing. A second type of contingency plan focuses on business contingency plans to support the date change event. Although each business unit has its own unique business plan, the plans generally call for obtaining goods and services from alternative sources, utilizing alternative methods to perform functions, and acquiring additional reserves of goods, such as fuel for power generation at the Company's major data centers. In addition, the Company's units have developed preliminary staffing support plans to ensure that appropriate on-site staff are in place to implement any contingency plan and address any issues that may arise. It is expected that these plans will be revised throughout 1999, as the Company completes testing with clients and gains a better understanding of external third party risks.

Costs to Address the Company's Year 2000 Issues. Through March 31, 1999, the Company has spent an estimated $1,000,000 in connection with preparing for the year 2000, including (i) approximately $700,000 on IT-related costs, including IT personnel, replacing systems and equipment, and software remediation and testing, and (ii) no more than $300,000 in non-IT Y2K expenditures, including costs incurred in communications, planning, facilities, copies, and other non-IT costs. The Company anticipates that total Y2K expenditures (both IT and non-IT) will not exceed approximately $1.5 million. To date, the Company has financed its Y2K expenses from cash flow and expects to continue to do so.

  Some of the Company's IT personnel have been dedicated to the Y2K project who otherwise could have worked on other system enhancements, client conversions and new products. However, throughout the Company, every effort has been made to prioritize IT projects and to focus available IT resources on the most critical projects. The Company has reviewed new business opportunities, product launches and conversions and either accelerated or deferred these developments, as appropriate, in response to Y2K efforts.

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



     Date:   June 11, 1999



                                   Paymentech, Inc.



                                   By: /s/ Pamela H. Patsley
                                       ----------------------------------------
                                       Pamela H. Patsley
                                       President and Chief Executive Officer



                                   By: /s/ Kathryn J. Kessler
                                       ----------------------------------------
                                       Kathryn J. Kessler
                                       Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------


                                                       Sequentially
Exhibit Number             Description of Exhibit      Numbered Page
--------------             ----------------------      -------------

  27*               Financial Data Schedule.

-------------------------
* Exhibit originally filed with the Registrant's Form 10-Q on May 14, 1999 and is not affected by this Form 10-Q/A.